Form 10-Q
period 2015-03-31
Bellerophon Therapeutics, Inc.
filed 2015-05-15
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36845

Bellerophon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3116175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 Frontage Road, Suite 301 Hampton, New Jersey (Address of principal executive offices)	08827 (Zip Code)

(908) 574-4770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 11, 2015:  12,905,392

REFERENCES TO BELLEROPHON

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires:

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, particularly in the “Risk

Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties.  Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share/unit and per share data)

	March 31, 2015	December 31, 2014

Assets

Current assets:
Cash and cash equivalents	$62,935	$16,815
Restricted cash	8,497	9,264
Receivables - Due from Ikaria, Inc.	167	—
Prepaid expenses and other current assets	1,974	1,602
Total current assets	73,573	27,681

Restricted cash, non-current	—	1,548
Deferred transaction costs	—	2,466
Property and equipment, net	1,604	1,696
Total assets	$75,177	$33,391

Liabilities and Stockholders’ / Members’ Equity

Current liabilities:
Accounts payable	$659	$376
Accrued research and development	7,235	6,666
Accrued expenses	3,825	2,751
Due to Ikaria, Inc.	1,069	661
Total current liabilities	12,788	10,454
Total liabilities	12,788	10,454

Commitments and contingencies (Note 9)

Stockholders’ / members’ equity:
Common stock, $0.01 par value per share; 94,273,819 shares authorized, 12,905,392 shares issued and outstanding at March 31, 2015	129	—
Additional paid-in capital	129,387	—

Membership units, no par value per unit; 94,273,819 voting units authorized, 7,524,196 voting units issued and outstanding at December 31, 2014; 19,416,481 non-voting units authorized, 381,129 non-voting units issued and outstanding at December 31, 2014	—	77,156
Accumulated deficit	(67,127)	(54,219)
Total stockholders’ / members’ equity	62,389	22,937

Total liabilities and stockholders’ / members’ equity	$75,177	$33,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except share/unit and per share/unit data)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$9,520	$12,040
General and administrative	4,573	2,470
Total operating expenses	14,093	14,510
Other operating income	1,166	—
Loss from operations	(12,927)	(14,510)
Interest income	19	—
Pre-tax loss	(12,908)	(14,510)
Income tax benefit (expense)	—	—
Net loss and comprehensive loss	$(12,908)	$(14,510)

Weighted average shares/units outstanding:
Basic and diluted	10,152,487	7,899,251

Net loss per share/unit:
Basic and diluted	$(1.27)	$(1.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ /  MEMBERS’ EQUITY (UNAUDITED)

(Amounts in thousands except unit/share and per share data)

	Membership Units		Common Stock		Additional	Accumulated	Total Stockholders’ /
	Units	Amount	Shares	Amount	Paid in Capital	Deficit	Members’ Equity

Balance at December 31, 2014	7,905,325	$77,156	—	$—	$—	$(54,219)	$22,937
Net loss	—	—	—	—	—	(12,908)	(12,908)
Sale of membership units	67	1	—	—	—	—	1
Conversion of membership units into common stock in connection with conversion of LLC into a C-Corp.	(7,905,392)	(77,157)	7,905,392	79	77,078	—	—
Sale of common stock in initial public offering ($12.00 per share), net of underwriting discounts and commissions and offering expenses of $8,085)	—	—	5,000,000	50	51,865	—	51,915
Stock-based compensation	—	—	—	—	444	—	444
Balance at March 31, 2015	—	$—	12,905,392	$129	$129,387	$(67,127)	$62,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(12,908)	$(14,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	102
Stock based compensation	444	271
Changes in operating assets and liabilities:
Increase in due from Ikaria	(167)	—
(Increase) decrease in prepaid expenses and other current assets	(372)	48
Decrease (increase) in restricted cash held for Ikaria, Inc.	2,315	(17,756)
Increase in accounts payable, accrued research and development, and accrued expenses	1,397	12
Increase in amounts due to Ikaria, Inc.	408	1,245
Net cash used in operating activities	(8,791)	(30,588)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Contribution from Ikaria, Inc. in connection with Spin-Out	—	80,000
Cash contributions from Ikaria, Inc., net	—	9,252
Proceeds from sale of membership units	1	—
Cash proceeds from issuance of common stock from initial public offering, net of issuance costs	54,910	—
Net cash provided by financing activities	54,911	89,252

Net change in cash and cash equivalents	46,120	58,664
Cash and cash equivalents at beginning of period	16,815	—
Cash and cash equivalents at end of period	$62,935	$58,664

Supplemental disclosure of cash flow information:

Non-cash financing activities:
Investment by Ikaria, Inc., net	$—	$7,491

Unpaid IPO transaction costs	$1,083	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization, Nature of the Business and Management’s Plans Regarding Financing of Future Operations

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary and cardiac diseases. The Company has two programs in advanced clinical development. The first program, INOpulse, is based on the Company’s proprietary pulsatile nitric oxide delivery device. The Company is currently developing two product candidates under its INOpulse program: one for the treatment of pulmonary arterial hypertension, or PAH, for which the Company intends to commence Phase 3 clinical trials in the second half of 2015, and the other for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, which is in Phase 2 development. The Company’s second program is bioabsorbable cardiac matrix, or BCM, which is currently in a placebo-controlled clinical trial designed to support CE mark registration in the European Union. The Company completed enrollment of this trial in December 2014, with 303 patients having completed the treatment procedure, and the Company expects to report top line results in mid-2015.  Assuming positive results from this trial, the Company intends to conduct a pivotal pre-market approval trial of BCM beginning in the first half of 2016, which will be designed to support registration in the United States. The Company is developing BCM for the prevention of cardiac remodeling, which often leads to congestive heart failure following an ST-segment elevated myocardial infarction, or STEMI.

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

In connection with the Spin-Out, $80.0 million of cash was distributed to the Company. At the time of the Spin-Out, $18.5 million of the $80.0 million cash held by the Company was deposited in escrow to guarantee payment of the monthly services fees payable by the Company to Ikaria in exchange for the services to be provided by Ikaria pursuant to the Company’s transition services agreement with Ikaria, or the TSA, during the 24 months following the Spin-Out. At March 31, 2015, the escrowed cash balance was approximately $8.5 million and is classified as restricted cash, all of which is reflected as current, on the condensed consolidated balance sheet at March 31, 2015. See Note 7—Related-Party Transactions.

On February 19, 2015, the Company completed the sale of 5,000,000 shares of common stock, or the IPO, at a price to the public of $12.00 per share, resulting in net proceeds to the Company of $51.9 million after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million. The Company’s common stock began trading on the NASDAQ Global Market under the symbol “BLPH” on February 13, 2015.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position at March 31, 2015 and its results of operations and its cash flows for three months ended March 31, 2015 and 2014. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 for the Company are not necessarily indicative of the results expected for the full year.

On February 2, 2015, the Company effected a reverse unit split of its outstanding units at a ratio of one unit for every 12.5257 units previously held. All unit/share and per unit/per share data included in these condensed consolidated financial statements reflect the reverse unit split.

In February 2015, the Company converted from a limited liability corporation to a C-corporation.

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

For periods prior to the Spin-Out, the financial statements were carved out of the consolidated financial statements of Ikaria.  Management believes that the statement of operations for the three months ended March 31, 2014 (which includes a period of forty-two days prior to the Spin-Out) includes a reasonable allocation of costs and expenses incurred by Ikaria which benefited the Company. However, such amounts may not be indicative of the actual level of costs and expenses that would have been incurred by the Company if it had operated as an independent stand-alone company or of the costs and expenses expected to be incurred in the future. As such, the financial information for the three months ended March 31, 2014 may not necessarily reflect the results of operations and cash flows of the Company had it been an independent stand-alone company for the period, or the results of operations and cash flows expected in the future.

(b) Restricted Cash

Restricted cash represents amounts held on deposit with a bank in relation to the TSA. The funds are held in an account to settle the required payment to Ikaria for services to be provided in connection with the TSA. The required payments to be paid in excess of one year from the balance sheet date are classified as long-term restricted cash. See Note 7—Related-Party Transactions.

(c) Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Compensation—Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest.  The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. See Note 6 — Stock-Based Compensation for a description of these assumptions.

Prior to the date of the Spin-Out, stock-based compensation expense for the Company represented an allocation of Ikaria’s stock-based compensation expense based on the allocation percentages of the Company’s cost centers, which were determined based on specific identification or the proportionate percentage of employee time or headcount to the respective total Ikaria employee time or headcount.

(d) Deferred Transaction Costs

Deferred transaction costs are IPO related costs primarily associated with third-party professional legal, accounting and printing fees associated with the initial public offering of the Company’s shares.  These IPO related costs are deferred and charged against the gross proceeds of the offering when the public offering of equity securities is complete as a reduction of additional paid-in capital.  As of March 31, 2015 the Company charged all deferred transaction costs against the gross proceeds of the offering.

(e) Income taxes

Prior to its conversion to a Delaware corporation in February 2015, the Company was a Delaware limited liability company that passed through income and losses to its members for U.S. federal and state income tax purposes.  As a result of its conversion to a Delaware corporation, the Company recognized deferred income taxes through income tax expense related to temporary differences that existed as of the date of its tax status change. The Company uses the asset and liability approach to account for income taxes as required by Accounting Standard Codification (ASC) 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized, on a more likely than not basis. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position.  These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

As of the date of the conversion to a taxable corporation, the Company recognized approximately $17.9 million of deferred tax assets which consisted principally of excess tax-over-book basis in intangible assets and property, plant and equipment and certain accruals that were transferred from the partnership to the corporation.  The Company also recognized a full valuation allowance since it has a cumulative loss position and no positive evidence of taxable income to support recovery of its deferred tax assets. The Company incurred transaction costs of approximately $8.0 million in connection with the IPO which were recorded as a reduction of equity. These costs are nondeductible until and if the Company liquidates or terminates, which is not expected in the foreseeable future. Therefore, the Company does not recognize a deferred tax asset for such costs.

The Company’s estimated tax rate for 2015 is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of March 31, 2015 is approximately $21.6 million. The increase in deferred tax assets after the corporate conversion is principally due to the year-to-date loss, adjusted for nondeductible items including stock compensation expense related to the Company’s incentive stock option plan, the nondeductible portion of the orphan drug costs, and the orphan drug credits. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is generally recognized in income tax expense (as a benefit). The Company does not have material uncertain tax positions as of March 31, 2015.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital through the potential issuance of additional equity or borrowings or entering into strategic alliances with partner companies. However, if such financing is not available at adequate levels or strategic alliances with partner companies do not occur, the Company will need to reevaluate its plans.

The Company has cash and cash equivalents of $62.9 million and restricted cash of $8.5 million at March 31, 2015.  The Company received net proceeds of $51.9 million in February 2015 as a result of the IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.  As a result, the Company’s cash on hand is expected to be sufficient to satisfy the Company’s operating cash needs at least into mid-2016. Management recognizes the Company will need to raise additional capital through the potential issuance of additional equity or borrowings or entering into strategic alliances with partner companies to fund all necessary research and development activities to successfully commercialize its product candidates.

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

(4) Property, Plant and Equipment

At the date of the Spin-Out, Ikaria transferred specifically identified assets to the Company at the carrying amount of the assets as of February 12, 2014. Prior to the date of the Spin-Out, property, plant and equipment and accumulated depreciation were either specifically identified or allocated to the Company by Ikaria. Property, plant and equipment as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Machinery, equipment and furniture	$2,943	$2,943
Less accumulated depreciation	$(1,339)	$(1,247)
	$1,604	$1,696

(5) Income Taxes

The effective tax rate for each of the three months ended March 31, 2015 and 2014 was 0.0%. For the three months ended March 31, 2015, the effective rate is lower than the federal statutory rates primarily as a result of the full valuation allowance on deferred tax assets.  For the three months ended March 31, 2014, the effective rate is lower than the federal statutory rates because the Company was a limited liability company and a pass through entity for tax purposes.

As of March 31, 2015, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next twelve months.

(6) Stock-Based Compensation

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s units (prior to the IPO date) and for options, the expected term of the option and expected volatility. The Company uses the Black-Scholes-Merton option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The expected term of stock options is estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.

Bellerophon 2015 and 2014 Equity Incentive Plans

During the three months ended March 31, 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options and other forms of equity compensation. As of March 31, 2015, the Company is authorized to issue options under the 2015 Plan in an amount up to an aggregate of 500,162 shares to eligible employees, directors and consultants.

During the three months ended March 31, 2015, the Company awarded two separate grants of options awards to its executives and employees to purchase the equivalent number of shares: 87,424 options at exercise price of $10.22 per share (the closing stock price on the grant date) with a vesting period of three years, of which 25% of the awards immediately vest and 25% vest on each anniversary of the grant date; and 152,582 options at exercise price of $12.00 per share (the IPO price), of which 25% vest on each anniversary of the grant date.

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

During the year ended December 31, 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provides for the grant of options. Following the effectiveness of the Company’s registration statement filed in connection with its initial public offering, no options may be granted under the 2014 Plan. The awards granted under the 2014 Plan generally have a vesting period of four years, of which 25% of the awards vest on the second anniversary of grant date, 25% vest on the third anniversary and the remaining 50% vest on the fourth anniversary of the grant date.

The following are the weighted average assumptions used in estimating the fair value of options issued during the three months ended March 31, 2015.

Three Months Ended
March 31, 2015
Valuation assumptions:
Risk-free rate	1.71%
Expected volatility	80.81%
Expected term	6.1
Dividend yield	0.00%

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2015 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
				Weighted Average
		Range of	Weighted	Remaining
		Exercise	Average	Contractual
	Shares	Price	Price	Life (in years)
Options outstanding as of December 31, 2014	508,280	$13.28	$13.28	9.5
Granted	240,006	10.22 - 12.00	$10.91	9.9
Exercised	—
Forfeited	—
Options outstanding as of March 31, 2015	748,286	10.22 - 13.28	12.52	9.4
Options vested and exercisable as of March 31, 2015	111,938	$10.22 - 13.28	$12.68	$9.4

As of March 31, 2015, there was approximately $ 4.9 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 3.4 years.

No tax benefit was recognized during the three months ended March 31, 2015  related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Ikaria Equity Incentive Plans prior to February 12, 2014

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

Prior to and in connection with the Spin-Out, the exercise price of each Adjusted Ikaria Option and Bellerophon Option was adjusted by allocating the relative post Spin-Out estimated fair values of Ikaria and the Company in a ratio of 85% and 15%, respectively, to the original Ikaria option exercise price. The expiration date of the options was not modified. The Company’s allocable portion of Ikaria’s stock-based compensation expense related to options for the period from January 1, 2014 through February 11, 2014 was approximately $0.1 million.

There were 577,975 Bellerophon options outstanding as of March 31, 2015 at exercise prices ranging from $0.26 to $17.92 per share. All options outstanding were fully vested at the time of the Spin-Out.

A summary of option activity under the assumed 2007 Ikaria stock option plan and the assumed Ikaria 2010 long term incentive plan for the three months ended March 31, 2015 is presented below:

Ikaria Equity Incentive Plans
Weighted Average
			Weighted	Remaining
		Range of	Average	Contractual
	Shares	Exercise Price	Price	Life (in years)
Options outstanding as of December 31, 2014	577,975	$0.26 - 17.92	$7.11	4.5
Granted	—
Exercised	—
Forfeited	—
Options outstanding, vested and exercisable as of March 31, 2015	577,975	$0.26 - 17.92	$7.11	4.2

Restricted Stock Units

In February 2014, prior to the Spin-Out, each Ikaria restricted stock unit, or RSU, was adjusted such that it became an RSU with respect to the same number of shares of Ikaria non-voting common stock as were subject to the Ikaria RSU, or an Adjusted Ikaria RSU, and an RSU with respect to the same number of non-voting limited liability company units of the Company as were subject to the Ikaria RSU, or a Bellerophon RSU. In connection with the Merger and the Spin-Out, the vesting of each Adjusted Ikaria RSU and Bellerophon RSU was fully accelerated. The compensation expense incurred upon the acceleration of the RSUs was recognized by Ikaria. Fully vested Bellerophon RSUs of 372,947 became Bellerophon non-voting units as of the date of the Spin-Out.

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

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the condensed consolidated statement of operations and comprehensive loss line item for the three months ended March 31, 2015 and 2014.  For comparison purposes, the following disclosures include share-based compensation expenses recognized under the 2015 Plan and the 2014 Plan and expenses for dates prior to the Spin-Out that were allocated to the Company related to Ikaria share-based awards.

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Research and development	$165	$271
General and administrative	279	—
Total expense	444	271
Tax benefit	—
Expense, net of tax benefit	$444	$271

(7) Related-Party Transactions

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

License Agreement

In February 2014 the Company entered into a cross-license, technology transfer and regulatory matters agreement with a subsidiary of Ikaria. Pursuant to the terms of the license agreement, Ikaria granted to the Company a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights controlled by Ikaria to engage in the development, manufacture and commercialization of nitric oxide, devices to deliver nitric oxide and related services for or in connection with out-patient, chronic treatment of patients who have PAH, PH-COPD or idiopathic pulmonary fibrosis, or PH-IPF. Pursuant to the terms of the license agreement, the Company granted Ikaria a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights that the Company controls to engage in the development, manufacture and commercialization of products and services for or used in connection with the diagnosis, prevention or treatment, whether in- or out-patient, of certain conditions and diseases other than PAH, PH-COPD or PH-IPF and for the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital. The Company agreed that, during the term of the license agreement, it will not, without the prior written consent of Ikaria, grant a sublicense under any of the intellectual property licensed to the Company under the license agreement to any of its affiliates or any third party, in either case, that directly or indirectly competes with Ikaria’s nitric oxide business.

Agreements Not to Compete

In September 2013, October 2013 and February 2014, the Company and each of its subsidiaries entered into an agreement not to compete with a subsidiary of Ikaria, or, collectively, the agreements not to compete. Pursuant to the agreements not to compete, the Company and each of its subsidiaries agreed not to engage, anywhere in the world, in any manner, directly or indirectly, until the earlier of five years after the effective date of such agreement not to compete or the date on which Ikaria and all of its subsidiaries are no longer engaged in such business, in:

(1)                                 the development, manufacture, commercialization, promotion, sale, import, export, servicing, repair, training, storage, distribution, transportation, licensing, or other handling or disposition of any product or service (including, without limitation, any product or service that utilizes, contains or includes nitric oxide for inhalation, a device intended to deliver nitric oxide or a service that delivers or supports the delivery of nitric oxide), bundled or unbundled, for or used in connection with (a) the diagnosis, prevention, or treatment, in both adult and/or pediatric populations, and whether in- or out-patient, of: (i) hypoxic respiratory failure associated with pulmonary hypertension, (ii) pulmonary hypertensive episodes and right heart failure associated with cardiovascular surgery, (iii) bronchopulmonary dysplasia, (iv) the management of ventilation—perfusion mismatch in acute lung injury, (v) the management of ventilation—perfusion mismatch in acute respiratory distress syndrome, (vi) the management of pulmonary hypertension episodes and right heart failure in congestive heart failure, (vii) pulmonary edema from high altitude sickness, (viii) the management of pulmonary hypertension episodes and right heart failure in pulmonary or cardiac surgery, (ix) the management of pulmonary hypertension episodes and right heart failure in organ transplant, (x) sickle cell vaso-occlusive crisis, (xi) hypoxia associated with pneumonia, or (xii) ischemia-reperfusion injury, or (b) the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital; or

(2)                                 any and all development, manufacture, commercialization, promotion, sale, import, export, storage, distribution, transportation, licensing, or other handling or disposition of any terlipressin or any other product within the pressin family, (a) intended to treat (i) hepatorenal syndrome in any form (HRS), (ii) bleeding esophageal varices or (iii) septic shock, or (b) for or in connection with the management of low blood pressure.

Transition Services Agreement

In February 2014, the Company and Ikaria entered into the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company for a twenty-four month term, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. Ikaria also has agreed to use reasonable efforts to provide the Company with the use of office space at Ikaria’s headquarters in Hampton, New Jersey pursuant to the terms of the TSA. In exchange for the services, beginning in February 2014, the Company is obligated to pay Ikaria monthly services fees in the amount of $772,000 plus out of pocket expenses and certain other expenses. At the time of the Spin-Out, the Company deposited the sum of $18.5 million, representing the aggregate of the $772,000 monthly service fees payable by the Company under the TSA, in escrow to guarantee payment of the monthly services fees by the Company. The escrowed cash is classified as restricted cash as of March 31, 2015. The Company recorded expenses of $2.3 million and $1.2 million for the three months periods ended March 31, 2015 and 2014, respectively, in connection with the TSA. At March 31, 2015, the Company had accrued expenses due to Ikaria of $0.5 million in connection with the TSA.

Effective as of January 1, 2015, the Company entered into a services agreement with Ikaria, or the 2015 Services Agreement, pursuant to which the Company has agreed to use commercially reasonable efforts to provide certain services to Ikaria, including services related to regulatory matters, drug and device safety, clinical operations, biometrics and scientific affairs.  In connection with the execution of the 2015 Services Agreement, Ikaria paid the Company a one-time service fee in the amount of $916,666 and will be obligated to pay the Company a service fee in the amount of $83,333 per month for 13 months, subject to performance of the services.  During the three months ended March 31, 2015, the Company recorded $1.2 million of service fees related to the 2015 Services Agreement reflected in Other operating income on the accompanying statement of operations and comprehensive loss.  In addition, pursuant to the 2015 Services Agreement, Ikaria has agreed to use commercially reasonable efforts to provide services to the Company, including information technology and servicing and upgrades of devices, for which the Company will pay approximately $215,000, subject to termination of the 2015 Services Agreement.  During the three months ended March 31, 2015, the Company recorded $0.1 million of operating expenses related to the 2015 Services Agreement reflected in General and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company has a $0.2 million receivable due from Ikaria in connection with this agreement.  The 2015 Services Agreement will terminate in February 2016.

Supply Agreements

In February 2014, the Company entered into drug supply and device supply agreements with a subsidiary of Ikaria. Under these agreements, Ikaria has agreed to use commercially reasonable efforts to supply inhaled nitric oxide and nitric oxide delivery devices for use in the Company’s clinical trials, in each case at Ikaria’s manufacturing cost plus a 20% mark-up, and in the case of the drug supply agreement, the Company has agreed to purchase its clinical supply of inhaled nitric oxide from Ikaria. The Company also granted Ikaria a right of first negotiation in the event that the Company desires to enter into a commercial supply agreement with a third party for supply of nitric oxide for inhalation. As of March 31, 2015, the amount due to Ikaria under the drug supply agreement was approximately $0.6 million.  The device supply agreement expired on February 9, 2015 and no amounts were due to Ikaria under that agreement as of March 31, 2015.

(8) Segments and Geographic Information

The Company operates in one reportable segment and solely within the United States. Accordingly, no segment or geographic information has been presented.

(9) Commitments and Contingencies

Legal Proceedings

The Company periodically becomes subject to legal proceedings and claims arising in connection with its business. The ultimate legal and financial liability of the Company in respect to all proceedings, claims and lawsuits, pending or threatened, cannot be estimated with any certainty.

BioLineRx Ltd., or BioLine, previously indicated to the Company that it believed that the Company had breached the license agreement in several ways, including, but not limited to, failure to use commercially reasonable efforts to develop BCM, failure to provide BioLine with material information concerning the development and commercialization plans for BCM and failure to notify BioLine in advance of material public disclosures regarding BCM. The Company and BioLine also previously disagreed about the timing of a certain milestone payment that the Company would owe BioLine based upon progress in the Company’s BCM clinical development program. The Company believed it had complied with its obligations under the license agreement to use commercially reasonable efforts to develop BCM and was not in breach of its other obligations under the license agreement. No amounts were previously accrued for this matter since no loss was probable as of December 31, 2014. On January 8, 2015, the Company and BioLine agreed to amend the license agreement, which resolved the prior disputes and provided for a release of claims by BioLine. The amendment also changed certain milestones and related payments, but the total potential milestone payments to be paid to BioLine under the license agreement remained the same. No additional milestones have been met as of March 31, 2015.

As of this report, there is no proceeding, claim or litigation, pending or threatened, that could, individually or in the aggregate, have a material adverse effect on the Company’s business, operating results, financial condition and/or liquidity.

(10) Net Loss Per Share/Unit

Basic net loss per share/unit is calculated by dividing net loss by the weighted average number of shares or units outstanding during the period, as applicable. Diluted net loss per share/unit is calculated by dividing net loss by the weighted average number of shares/units outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The weighted average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2015 was 10,152,487.  The weighted average units outstanding for basic and diluted net loss per unit for the three months ended March 31, 2014 was 7,899,251.

The Company is reporting a net loss for the three months ended March 31, 2015 and 2014, therefore diluted net loss per share/unit is the same as the basic net loss per share/unit.

As of March 31, 2015, the Company had 1,326,261 options to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares/units outstanding, because such securities had an antidilutive impact due to the loss reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item1A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary and cardiac diseases. We have two programs in advanced clinical development.

The first program, INOpulse, is based on our proprietary pulsatile nitric oxide delivery device. We are currently developing two product candidates under our INOpulse program: one for the treatment of pulmonary arterial hypertension, or PAH, and the other for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD. We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. The goal of the trial is to determine the safety, tolerability and efficacy of two different doses of INOpulse for PAH. We believe the results of this trial provide sufficient indication of clinical benefit and safety to continue development of INOpulse for PAH in pivotal Phase 3 clinical trials. We had an End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, on January 8, 2015. Based on feedback from the FDA at this meeting, we are moving forward with Phase 3 development and plan to conduct two adequate and well-controlled confirmatory Phase 3 clinical trials, either sequentially or in parallel. In March 2015, we requested feedback on the proposed trial design from the Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMA, and had a pre-submission meeting with the EMA representatives on April 4, 2015. We subsequently submitted the SAWP package and the EMA has accepted and confirmed completeness of the package which has been distributed to the SAWP members for review. We expect to have a meeting with the SAWP in early July to get their feedback on the proposed clinical plan.  We have also submitted a request for a Special Protocol Assessment to the FDA on April 30, 2015 and anticipate receiving feedback in mid-June 2015, at the end of the 45-day review period.  We intend to finalize the clinical trial design following additional discussions with the FDA as well as with other regulatory authorities, including with the EMA.

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

Separation and Spin-Out from Ikaria

Prior to February 2014, we were a wholly-owned subsidiary of Ikaria, Inc., or Ikaria. As part of an internal reorganization of Ikaria in October 2013, Ikaria transferred to us exclusive worldwide rights, with no royalty obligations, to develop and commercialize pulsed nitric oxide in PAH, PH-COPD and pulmonary hypertension associated with idiopathic pulmonary fibrosis, or PH-IPF. Following the internal reorganization, in February 2014, Ikaria distributed all of our then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock, which we refer to as the Spin-Out, and as a result we became a stand-alone company.

Our inception date is August 26, 2009, which is the date that BCM was licensed to us by BioLineRx Ltd. and BioLine Innovations Jerusalem L.P., which we refer to collectively as BioLine. Our operations since that date have included organization and staffing, business planning, in-licensing technology, developing product candidates in clinical programs, evaluating potential future product candidates, as well as undertaking pre-clinical studies and clinical trials of our product candidates.

In February 2014, we entered into a transition services agreement with Ikaria, which we refer to as the TSA. Pursuant to the terms and conditions of the TSA, Ikaria has agreed to use commercially reasonable efforts to provide certain services to us until February 2016, subject to the terms of the TSA.  In exchange for the services provided by Ikaria pursuant to the TSA, we pay to Ikaria a service fee in the amount of $772,000 per month and reimburse Ikaria for any out of pocket expenses, any taxes imposed on Ikaria in connection with the provision of services under the TSA and Ikaria’s costs and expenses incurred in connection with the performance of any extraordinary services.  Under our services agreement with Ikaria, or the 2015 Services Agreement, which became effective on January 1, 2015 and expires in February 2016, Ikaria provides to us certain information technology and device servicing services. In exchange for the services provided by Ikaria pursuant to the 2015 Services Agreement, we will pay to Ikaria fees that total, in the aggregate, approximately $215,000, subject to the termination of the 2015 Services Agreement.

On April 16, 2015, Mallinckrodt plc completed its previously announced acquisition of Ikaria, and as a result Ikaria became a subsidiary of Mallinckrodt plc.

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

Accounting for the Separation and Spin-Out

Our historical financial statements for periods prior to February 12, 2014, the date of the Spin-Out, discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were derived from the audited historical financial statements and accounting records of Ikaria and include allocations for direct costs and indirect costs attributable to the research and development segment of Ikaria. In particular, for the period January 1, 2014 to February 11, 2014, our financial statements include expense allocations for (1) certain corporate functions historically provided by Ikaria, including finance, audit, legal, information technology and human resources services, (2) research and development expenses and (3) stock-based compensation. These allocations are based on either specific identification or allocation methods such as time and wage studies, headcount or other measures determined by us. Management believes that the statement of operations and comprehensive loss for the period of time prior to the Spin-Out includes a reasonable allocation of costs and expenses incurred by Ikaria from which we benefited. See Notes 1 and 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Due to this presentation, the financial information for the three months ended March 31, 2014 included in this Quarterly Report on Form 10-Q does not reflect what our financial position, results of operations and cash flows will be in the future or what our financial position, results of operations and cash flows would have been in the past had we been a public, stand-alone company throughout the periods presented.

Financial Position and Outlook

Since inception, we have never been profitable and have incurred significant operating losses. Our net losses were $12.9 million and $14.5 million for the three months periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our sources of funding were the net proceeds from our initial public offering as well as investments in us by our former parent company, Ikaria.

On February 19, 2015, we completed the sale of 5,000,000 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of $51.9 million after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and may not generate any revenue from product sales for the next several years, if ever. In the future, we may generate revenue from a combination of product sales, license fees and milestone payments in connection with strategic partnerships, and royalties from the sale of products developed under licenses of our intellectual property. Our ability to generate revenue and become profitable depends primarily on our ability to successfully develop and commercialize or partner our INOpulse and/or BCM product candidates, each of which is currently in clinical development, as well as any product candidates we may advance in the future. We expect that any revenue we may generate will fluctuate from quarter to quarter as a result of the timing and amount of any payments we may receive under future partnerships, if any, and from sales of any products we successfully develop and commercialize. If we fail to complete the development of any of our product candidates currently in clinical development or any future product candidates in a timely manner, or to obtain regulatory approval for such product candidates, our ability to generate future revenue, and our business, results of operations, financial condition and cash flows and future prospects would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with the development of our product candidates, including upfront and development milestone payments, related to in-licensed product candidates and technologies.

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

INOpulse for PAH

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. The goal of the trial is to determine the safety, tolerability and efficacy of two different doses of INOpulse for PAH. We believe the results of this trial provide sufficient indication of clinical benefit and safety to continue development of INOpulse for PAH in pivotal Phase 3 clinical trials. We had an End of Phase 2 meeting with the FDA on January 8, 2015. Based on feedback from the FDA at this meeting, we are moving forward with Phase 3 development and plan to conduct two adequate and well-controlled confirmatory Phase 3 clinical trials, either sequentially or in parallel. In March 2015, we requested feedback on the proposed trial design from the Scientific Advice Working Party, or SAWP, of the EMA and had a pre-submission meeting with the EMA representatives on April 4, 2015. We subsequently submitted the SAWP package and the EMA has accepted and confirmed completeness of the package which has been distributed to the SAWP members for review. We expect to have a meeting with the SAWP in July 2015 to receive their feedback on the proposed clinical plan.  We have also submitted a request for a Special Protocol Assessment to the FDA on April 30, 2015 and we expect to receive feedback at the end of the 45 day review period in June 2015.  We intend to finalize the clinical trial design following additional discussions with the FDA as well as with other regulatory authorities, including with the EMA.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in these items in dollars and as a percentage.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2015	2014
Research and development expenses:
BCM	$2,834	$2,637
PAH	2,930	2,266
PH-COPD	30	2,105
Clinical programs	5,794	7,008
Research and development infrastructure	2,507	3,921
INOpulse engineering	1,219	1,111
Total research and development expenses	9,520	12,040
General and administrative expenses	4,573	2,470
Total operating expenses	14,093	14,510
Other operating income	(1,166)	—
Loss from operations	(12,927)	—
Interest income	(19)	—
Net loss and comprehensive loss	$(12,908)	$(14,510)

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2015 were $14.1 million compared to $14.5 million for the period ended March 31, 2014, a decrease of $0.4 million, or 3%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of INOpulse for PH-COPD and to research and development infrastructure expenses, partially offset by increases in general and administrative expenses, research and development expenses pertaining to development activities related to INOpulse engineering, BCM, and INOpulse for PAH.

Research and Development Expenses.  Total research and development expenses for the three months period ended March 31, 2015 were $9.5 million compared to $12.0 million for the three months ended March 31, 2014, a decrease of $2.5 million, or 21%. Total research and development expenses consisted of the following:

•                  BCM research and development expenses for the three months ended March 31, 2015 were $2.8 million compared to $2.6 million for the three months ended March 31, 2014, an increase of $0.2 million, or 7%. This increase was primarily related to continued evaluation of patients enrolled in the placebo-controlled clinical trial.

•                  PAH research and development expenses for the three months ended March 31, 2015 were $2.9 million compared to $2.3 million for the three months ended March 31, 2014, an increase of $0.7 million, or 29%. The increase was primarily due to increased costs in anticipation of the start of the Phase 3 clinical trials, which we expect to commence in the second half of 2015.

•                  PH-COPD research and development expenses for the three months ended March 31, 2015 were $30,000 compared to $2.1 million for the three months ended March 31, 2014, a decrease of $2.1 million, or 99%. The decrease primarily resulted from the completion of the Phase 2 clinical trial in mid-2014.

•                  Research and development infrastructure expenses for the three months ended March 31, 2015 were $2.5 million compared to $3.9 million for the three months ended March 31, 2014, a decrease of $1.4 million, or 36%. The decrease was primarily the result of reductions in infrastructure spending such as medical writing and regulatory affairs to support our INOpulse and BCM clinical programs.

•                  INOpulse engineering expenses for the three months ended March 31, 2015 were $1.2 million compared to $1.1 million for the three months ended March 31, 2014, an increase of $0.1 million, or 10%. The increase was primarily the result of continued investments in development of the Mark2 in anticipation of the Phase 3 clinical trial of INOpulse for PAH in the second half of 2015.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2015 were $4.6 million compared to $2.5 million for the three months ended March 31, 2014, an increase of $2.1 million, or 85%. The increase was primarily due to additional costs of operating as a standalone public company, including expenses related to transition services from Ikaria, and from certain one time items, including costs associated with the resolution of a dispute with BioLineRx Ltd. related to the company’s license to BCM.

Other Operating Income.  Other operating income for the three months ended March 31, 2015 was $1.2 million compared to zero for the three months ended March 31, 2014.  The increase resulted from payments received from Ikaria in connection with entering into the 2015 Services Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $12.9 million and $14.5 million for the three months ended March 31, 2015 and 2014, respectively. Our operating activities used $8.8 million and $30.6 million of cash during the three months ended March 31, 2015 and 2014, respectively. In addition, we had $60.8 million of working capital and $71.4 million of cash and cash equivalents and restricted cash as of March 31, 2015.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2015	2014	% Change

Operating activities	$(8,791)	$(30,588)	(71)%
Investing activities	—	—	—
Financing activities	54,911	89,252	(38)%

Increase in cash and cash equivalents	$46,120	$58,664

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $8.8 million compared to $30.6 million for the three months ended March 31, 2014, a decrease of $21.8 million, or 71%. The decrease in cash used in operating activities was primarily due to reduced research and development expenses, change in restricted cash due Ikaria and a change in timing of vendor payments.

Net Cash Used in Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2015 and 2014.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was $54.9 million compared to $89.3 million for the three months ended March 31, 2014, a decrease of $34.3 million, or 38%. The decrease resulted from the difference between the $54.9 million net proceeds from the initial public offering in the three months ended March 31, 2015, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $0.9 million paid in the three months ended March 31 2015, compared to the $89.3 million net investment by Ikaria, primarily due to a cash contribution of $80.0 million from Ikaria in the three months ended March 31, 2014 in connection with the Spin-Out.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We believe our existing cash and cash equivalents and restricted cash as of March 31, 2015, which includes the proceeds of our initial public offering completed in February 2015, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least into mid-2016. We have based these estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we expect. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts that will be necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of March 31, 2015 (in thousands), including the addition of the Flextronics agreement, which is the only material change, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations	$115	$115	$—	$—	$—
Transition Service Agreement (1)	8,497	8,497	—	—	—
2015 Services Agreement (2)	126	126	—	—	—
Flextonics Agreement (3)	1,695	1,695	—	—	—

Total	$10,433	$10,433	$—	$—	$—

(1)         Under the TSA, Ikaria provides certain administrative and other services to us for a period of 24 months following February 9, 2014, unless terminated earlier. Ikaria also provides us with the use of office space and research laboratory facilities at Ikaria’s headquarters located in Hampton, New Jersey. In exchange for the services provided by Ikaria pursuant to the TSA, we pay to Ikaria a service fee in the amount of $772,000 per month and reimburse Ikaria for any out of pocket expenses, any taxes imposed on Ikaria in connection with the provision of services under the TSA and Ikaria’s costs and expenses incurred in connection with the performance of any extraordinary services. The monthly service fee is payable by us regardless of the frequency or quantity of services actually utilized by us, and our obligation to pay such monthly service fee for 24 months will survive any early termination of the TSA. At the time of the Spin Out, we deposited the sum of $18.5 million, representing the aggregate of the $772,000 monthly service fees payable by us under the TSA, in escrow to guarantee payment of the monthly service fees.

(2)   Under the 2015 Services Agreement, which became effective on January 1, 2015 and expires in February 2016, Ikaria provides to us certain information technology and device servicing services. In exchange for the services provided by Ikaria pursuant to the 2015 Services Agreement, we will pay to Ikaria fees that total, in the aggregate, approximately $215,000, subject to the termination of the 2015 Services Agreement.

(3)   On March 25, 2015, we entered into an agreement with Flextronics to manufacture and service the Mark2 devices that we expect to use in future clinical trials of INOpulse for PAH and INOpulse for PH-COPD. Under the agreement, we have committed to purchase 500 devices within the next 12 months.

Milestone and royalty payments associated with our license agreement with BioLine have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the license agreement, if we achieve certain clinical and regulatory events specified in the license agreement, we will be obligated to pay milestone payments to BioLine, which could total, in the aggregate, up to $115.5 million, and if we achieve certain commercialization targets specified in the license agreement, we will be obligated to pay additional milestone payments to BioLine, which could total, in the aggregate, up to $150.0 million. In addition, we will be obligated to pay BioLine a specified percentage of any upfront consideration we receive for sublicensing BCM, as well as royalties on net sales, if any, at a percentage ranging from 11% to 15%, depending on net sales level, of any approved product containing BCM, subject to offsets for specified payments to third parties made in connection with BCM. Further, we have agreed to reimburse BioLine for certain legal fees in the amount of $250,000 following completion of our initial public offering, which was accrued as of March 31, 2015.

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

Other than as discussed below, during the three months ended March 31, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 31, 2015.

Income Taxes

We are subject to U.S. federal income taxes as well as state taxes. Prior to our conversion to a Delaware corporation in February 2015, we were a Delaware limited liability company that passed through income and losses to our members for U.S. federal and state income tax purposes. As a result, we were not subject to any U.S. federal or state income taxes as our taxable income was reported by our individual members.

Effective as of the completion of this conversion, we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

Accordingly, we assess our needs for a valuation allowance quarterly based on the  more-likely-than-not realization threshold criterion set forth in Accounting Standard Codification (ASC) 740. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating losses and tax credit carryforwards expiring, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

Significant judgment is required in the application of the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement. Accounting guidance further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents and restricted cash of approximately $71.4 million, consisting primarily of demand deposits with U.S. banking institutions (other than restricted cash, which is held in escrow).  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or the SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.                     Risk Factors.

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors described below update and supersede the corresponding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a stand-alone company, and we may experience increased or unexpected costs after the Spin-Out or as a result of the Spin-Out.

We have historically operated as part of Ikaria’s broader corporate organization, and Ikaria has assisted us by providing certain corporate functions. However, following the Spin-Out, Ikaria is contractually obligated to provide to us only those services specified in the TSA, the 2015 Services Agreement and the other agreements we entered into with Ikaria to govern our relationship following the Spin-Out. See “Certain Relationships and Related Person Transactions—Relationship with Ikaria” in Part III—Item 13 in our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of these agreements. The TSA and the 2015 Services Agreement provide for certain services to be provided until February 2016. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Ikaria previously provided to us that are not specified in the TSA, the 2015 Services Agreement or the other agreements. Also, upon the termination of the services provided under the TSA or other agreements, such services will be provided internally or by unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services than we incurred under the terms of such agreements. Ultimately, we may be unable to replace in a timely manner or on comparable terms the services specified in such agreements. In addition, during the transitional services period, we will rely, in part, on the same executive team at Ikaria that also will continue to manage the business of Ikaria during such time, and there may be conflicting demands on their time, which could result in an inadequate level of attention to the demands of our business. If Ikaria and its employees do not continue to perform effectively the transition services and the other services that are called for under the TSA, the 2015 Services Agreement and other agreements, we may not be able to operate our business effectively and our business and financial condition could be adversely affected.

On April 16, 2015, Mallinckrodt announced that it had completed its acquisition of Ikaria.  While the TSA imposes binding obligations on Ikaria to perform in accordance with the TSA’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may not continue to provide the same level of performance under the TSA as Ikaria has provided to date.  Moreover, to the extent that we desire to extend, renew or expand the scope of the TSA, it is also possible that Ikaria will not be willing to do so on reasonable terms, or at all.  In any of these circumstances, our business, product development and financial statements could be materially adversely affected.

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

On April 16, 2015, Mallinckrodt announced that it had completed its acquisition of Ikaria.  While the license agreement imposes binding obligations on Ikaria to perform in accordance with the license agreement’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may perform differently under the license agreement than it has to date.  Moreover, to the extent that we desire to expand the scope of the license agreement, it is possible that Ikaria will not be willing to do so on reasonable terms, or at all.  In any of these circumstances, our business, product development and financial statements could be materially adversely affected.

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

On April 16, 2015, Mallinckrodt announced that it had completed its acquisition of Ikaria.  While the drug clinical supply agreement imposes binding obligations on Ikaria to perform in accordance with the agreement’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may not continue to provide the same level of performance under the drug clinical supply agreement as Ikaria has provided to date.  Moreover, to the extent that we desire to expand the scope of the drug clinical supply agreement (to cover commercial quantities of nitric oxide or otherwise), it is also possible that Ikaria will not be willing to do so on reasonable terms, or at all.  In any of these circumstances, our business, product development and financial statements could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

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

Each of the foregoing issuances was made by us in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

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

Use of Proceeds

We effected the initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-201474) that was declared effective by the SEC on February 13, 2015. On February 19, 2015, we completed the sale of 5,000,000 shares of common stock in our initial public offering at a price to the public of $12.00 per share, resulting in net proceeds to us of $51.9 million, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.

As of March 31, 2015, we have not used any of the net proceeds from our initial public offering.  As of March 31, 2015, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: May 15, 2015	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ David Abrams
David Abrams
Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1*	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)
2.2*	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)
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
4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

4.2

Stockholders Agreement, dated February 12, 2015, between the Registrant and Linde North America, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

4.3

Stockholders Agreement, dated February 12, 2015, among the Registrant and New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.1	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)
10.2

Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.3

Form of Nonstatutory Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.4†

Amended and Restated License and Commercialization Agreement, dated as of August 26, 2009, among Ikaria Development Subsidiary One LLC, BioLineRx Ltd. and BioLine Innovations Jerusalem L.P., as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.5†

Services Agreement, effective as of January 1, 2015, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.6

Registration Rights Agreement, dated February 12, 2015, among the Registrant, New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., Allegheny New Mountain Partners, L.P., New Mountain Affiliated Investors II, L.P., ARCH Venture Fund VI, L.P., Venrock Partners, L.P., Venrock Associates IV, L.P., Venrock Entrepreneurs Fund IV, L.P., Linde North America, Inc., 5AM Ventures LLC and Aravis Venture I L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.7

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.8

Form of Management Rights Letter between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.9	Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Jonathan M. Peacock and the Registrant

Exhibit Number	Description
10.10	Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Manesh Naidu and the Registrant
10.11	Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Martin Meglasson and the Registrant
10.12	Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Reinilde Heyrman and the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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