Form 10-Q
period 2015-06-30
Bellerophon Therapeutics, Inc.
filed 2015-08-14
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 10, 2015:  12,911,905

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•     the timing of the ongoing and expected clinical trials of our INOpulse and bioabsorbable cardiac matrix, or BCM, product candidates, including statements regarding the timing of completion of the trials and the respective periods during which the results of the trials will become available;

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except share/unit and per share data)

	June 30, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$48,509	$16,815
Restricted cash	6,179	9,264
Short-term investments	4,165	—
Receivables - Due from Ikaria, Inc.	167	—
Prepaid expenses and other current assets	1,839	1,602
Total current assets	60,859	27,681

Restricted cash, non-current	—	1,548
Deferred transaction costs	—	2,466
Property and equipment, net	1,513	1,696
Total assets	$62,372	$33,391

Liabilities and Stockholders’ / Members’ Equity

Current liabilities:
Accounts payable	$966	$376
Accrued research and development	6,103	6,666
Accrued expenses	2,832	2,751
Due to Ikaria, Inc.	1,251	661
Total current liabilities	11,152	10,454
Total liabilities	11,152	10,454

Commitments and contingencies (Note 9)

Stockholders’ / members’ equity:
Common stock, $0.01 par value per share; 94,273,819 shares authorized, 12,911,905 shares issued and outstanding at June 30, 2015	129	—
Additional paid-in capital	129,801	—

Membership units, no par value per unit; 94,273,819 voting units authorized, 7,524,196 voting units issued and outstanding at December 31, 2014; 19,416,481 non-voting units authorized, 381,129 non-voting units issued and outstanding at December 31, 2014	—	77,156
Accumulated deficit	(78,710)	(54,219)
Total stockholders’ / members’ equity	51,220	22,937

Total liabilities and stockholders’ / members’ equity	$62,372	$33,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands except share/unit and per share/unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$8,426	$12,769	$17,946	$24,809
General and administrative	3,435	4,194	8,008	6,664
Total operating expenses	11,861	16,963	25,954	31,473
Other operating income	251	—	1,417	—
Loss from operations	(11,610)	(16,963)	(24,537)	(31,473)
Interest income	27	48	46	48
Pre-tax loss	(11,583)	(16,915)	(24,491)	(31,425)
Income tax benefit (expense)	—	—	—	—
Net loss and comprehensive loss	$(11,583)	$(16,915)	$(24,491)	$(31,425)

Weighted average shares/units outstanding:
Basic and diluted	12,910,975	7,898,301	11,554,593	7,898,640

Net loss per share/unit:
Basic and diluted	$(0.90)	$(2.14)	$(2.12)	$(3.98)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ /  MEMBERS’ EQUITY (UNAUDITED)

(in thousands except unit/share and per share data)

	Membership Units		Common Stock		Additional	Accumulated	Total Stockholders’ /
	Units	Amount	Shares	Amount	Paid in Capital	Deficit	Members’ Equity

Balance at December 31, 2014	7,905,325	$77,156	—	$—	$—	$(54,219)	$22,937
Net loss	—	—	—	—	—	(24,491)	(24,491)
Sale of membership units	67	1	—	—	—	—	1
Conversion of membership units into common stock in connection with conversion of LLC into a C-Corp.	(7,905,392)	(77,157)	7,905,392	79	77,078	—	—
Sale of common stock in initial public offering ($12.00 per share), net of underwriting discounts and commissions and offering expenses of $8,085)	—	—	5,000,000	50	51,865	—	51,915
Exercise of options	—	—	6,513	—	51	—	51
Stock-based compensation	—	—	—	—	807	—	807
Balance at June 30, 2015	—	$—	12,911,905	$129	$129,801	$(78,710)	$51,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(24,491)	$(31,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	198
Stock based compensation	807	1,036
Changes in operating assets and liabilities:
Increase in recievables due from Ikaria, Inc.	(167)	—
(Increase) decrease in prepaid expenses and other current assets	(237)	126
Decrease (increase) in restricted cash held for Ikaria, Inc.	4,633	(15,442)
Increase in accounts payable, accrued research and development, and accrued expenses	662	364
Increase in amounts due to Ikaria, Inc.	590	1,755
Net cash used in operating activities	(18,020)	(43,388)

Cash flows from investing activities:
Purchase of short-term investments	(4,165)	—
Net cash used in investing activities	(4,165)	—

Cash flows from financing activities:
Contribution from Ikaria, Inc. in connection with Spin-Out	—	80,000
Cash contributions from Ikaria, Inc., net	—	9,252
Transaction costs paid	—	(1,139)
Proceeds from sale of membership units	1	—
Proceeds received from exercise of options	51	—
Repurchase of units	—	(29)
Cash proceeds from issuance of common stock from initial public offering, net of issuance costs	53,827	—
Net cash provided by financing activities	53,879	88,084

Net change in cash and cash equivalents	31,694	44,696
Cash and cash equivalents at beginning of period	16,815	—
Cash and cash equivalents at end of period	$48,509	$44,696

Supplemental disclosure of cash flow information:

Non-cash financing activities:
Investment by Ikaria, Inc., net	$—	$7,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization, Nature of the Business and Management’s Plans Regarding Financing of Future Operations

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary and cardiac diseases. The Company has two programs in advanced clinical development. The first program, INOpulse, is based on the Company’s proprietary pulsatile nitric oxide delivery device. The Company is currently developing two product candidates under its INOpulse program: one for the treatment of pulmonary arterial hypertension, or PAH, for which the Company intends to commence Phase 3 clinical trials in the second half of 2015, and the other for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, which is in Phase 2 development. The Company plans to present detailed results from the Preservation 1 trial for its Bioabsorbable Cardiac Matrix (BCM) program, for which top line results were announced on July 27, 2015, at the European Society of Cardiology meeting in London on September 1, 2015.  The Company does not intend to proceed with further clinical development of BCM until and unless the Company can determine an alternative path forward. This may involve a different patient group or a combination treatment with cell therapies.

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

The Company was formerly the research and development operating segment of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. During the third quarter of 2013 in conjunction with Ikaria’s financing activities, Ikaria began reporting financial information for two operating segments: its research and development business and its commercial business. During the fourth quarter of 2013, Ikaria completed an internal reorganization of the assets and subsidiaries of its two operating segments. In connection with the internal reorganization, Ikaria formed the Company as a new wholly-owned subsidiary and transferred the research and development-related assets related to INOpulse for PAH and INOpulse for PH-COPD to the Company and/or its subsidiaries.

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

In connection with the Spin-Out, $80.0 million of cash was distributed to the Company. At the time of the Spin-Out, $18.5 million of the $80.0 million cash held by the Company was deposited in escrow to guarantee payment of the monthly services fees payable by the Company to Ikaria in exchange for the services to be provided by Ikaria pursuant to the Company’s transition services agreement with Ikaria, or the TSA, during the 24 months following the Spin-Out. At June 30, 2015, the escrowed cash balance was approximately $6.2 million and is classified as restricted cash, all of which is reflected as current, on the condensed consolidated balance sheet at June 30, 2015. See Note 7— Related-Party Transactions. On July 9, 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Pursuant to this amendment, within five business days after September 30, 2015, the Company will receive from escrow $3.3 million, which is equal to the amount it deposited to pay amounts owed to Ikaria under the TSA for the period from October 1, 2015 to February 9, 2016. See Note 12 — Subsequent Events.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 for the Company are not necessarily indicative of the results expected for the full year.

On February 2, 2015, the Company effected a reverse unit split of its outstanding units at a ratio of one unit for every 12.5257 units previously held. All unit/share and per unit/per share data included in these condensed consolidated financial statements reflect the reverse unit split.

In February 2015, the Company converted from a limited liability company to a C-corporation.

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

For periods prior to the Spin-Out, the financial statements were carved out of the consolidated financial statements of Ikaria.  Management believes that the statements of operations for the six months ended June 30, 2014 (which include a period of forty-two days prior to the Spin-Out) include reasonable allocations of costs and expenses incurred by Ikaria which benefited the Company. However, such amounts may not be indicative of the actual level of costs and expenses that would have been incurred by the Company if it had operated as an independent stand-alone company or of the costs and expenses expected to be incurred in the future. As such, the financial information for the six months ended June 30, 2014 may not necessarily reflect the results of operations and cash flows of the Company had it been an independent stand-alone company for the period, or the results of operations and cash flows expected in the future.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

(c) Restricted Cash

Restricted cash represents amounts held on deposit with a bank in relation to the TSA. The funds are held in an account to settle the required payment to Ikaria for services to be provided in connection with the TSA. The required payments to be paid in excess of one year from the balance sheet date are classified as long-term restricted cash. See Note 7— Related-Party Transactions.

(d) Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Compensation— Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest.  The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. See Note 6 — Stock-Based Compensation for a description of these assumptions.

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

(e) Deferred Transaction Costs

Deferred transaction costs are IPO related costs primarily associated with third-party professional legal, accounting and printing fees associated with the initial public offering of the Company’s shares.  These IPO related costs are deferred and charged against the gross proceeds of the offering when the public offering of equity securities is complete as a reduction of additional paid-in capital.  As of June 30, 2015, the Company charged all deferred transaction costs against the gross proceeds of the offering.

(f) Income Taxes

Prior to its conversion to a Delaware corporation in February 2015, the Company was a Delaware limited liability company that passed through income and losses to its members for U.S. federal and state income tax purposes.  As a result of its conversion to a Delaware corporation, the Company recognized deferred income taxes through income tax expense related to temporary differences that existed as of the date of its tax status change. The Company uses the asset and liability approach to account for income taxes as required by ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized, on a more likely than not basis. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position.  These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

As of the date of the conversion to a taxable corporation, the Company recognized approximately $17.9 million of deferred tax assets which consisted principally of excess tax-over-book basis in intangible assets and property, plant and equipment and certain accruals that were transferred from the limited liability company to the corporation. The Company also recognized a full valuation allowance since it has a cumulative loss position and no positive evidence of taxable income to support recovery of its deferred tax assets. The Company incurred transaction costs of approximately $8.1 million in connection with the IPO which were recorded as a reduction of equity. These costs are nondeductible until and if the Company liquidates or terminates, which is not expected in the foreseeable future. Therefore, the Company did not recognize a deferred tax asset for such costs.

The Company’s estimated tax rate for 2015 is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of June 30, 2015 was approximately $27.3 million. The increase in deferred tax assets after the corporate conversion is principally due to the year-to-date loss, adjusted for nondeductible items including stock compensation expense related to the Company’s equity incentive plan, the nondeductible portion of the orphan drug costs, and the orphan drug credits. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is generally recognized in income tax expense (as a benefit). The Company did not have material uncertain tax positions as of June 30, 2015.

(g) Short-term Investments

The Company’s short-term investments consist of federally insured certificates of deposit classified as available-for-sale and are valued at amortized cost, which approximates fair value.

(h) Research and Development Expense

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

The Company had cash and cash equivalents of $48.5 million, restricted cash of $6.2 million, and short-term investments of $4.2 million as of June 30, 2015. The Company received net proceeds of $51.9 million in February 2015 as a result of the IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million. The Company’s cash and short-term investments will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which the Company expects to enroll the first patient by the end of 2015.  The Company expects these funds will be sufficient to complete this Phase 3 trial and is working on a detailed restructuring plan to that end. The Company believes, as of June 30, 2015, it has sufficient funds to satisfy its operating cash needs for at least the next 12 months.

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

The Company held short-term investments in federally insured certificates of deposit of $4.2 million with maturities of three months or less as of June 30, 2015.

(4) Property, Plant and Equipment

At the date of the Spin-Out, Ikaria transferred specifically identified assets to the Company at the carrying amount of the assets as of February 12, 2014. Prior to the date of the Spin-Out, property, plant and equipment and accumulated depreciation were either specifically identified or allocated to the Company by Ikaria. Property, plant and equipment as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Machinery, equipment and furniture	$2,943	$2,943
Less accumulated depreciation	(1,430)	(1,247)
	$1,513	$1,696

(5) Income Taxes

The effective tax rate for each of the three and six months ended June 30, 2015 and 2014 was 0.0%. For the three and six months ended June 30, 2015, the effective rate was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.  For the three and six months ended June 30, 2014, the effective rate was lower than the federal statutory rates because the Company was a limited liability company and a pass through entity for tax purposes.

As of June 30, 2015, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next twelve months.

(6) Stock-Based Compensation

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s units (prior to the IPO date) and for options, the expected term of the option and expected volatility. The Company uses the Black-Scholes-Merton option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The expected term of stock options is estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post- vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.

Bellerophon 2015 and 2014 Equity Incentive Plans

During the six months ended June 30, 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options and other forms of equity compensation. As of June 30, 2015, the Company is authorized to issue options under the 2015 Plan in an amount up to an aggregate of 500,162 shares to eligible employees, directors and consultants.

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

The weighted average grant-date fair value of options issued during the six months ended June 30, 2015 and 2014 was $7.25 and $9.98, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the six months ended June 30, 2015 and 2014.

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Valuation assumptions:
Risk-free rate	1.56%	1.71%
Expected volatility	80.23%	90.29%
Expected term (years)	6.1	6.2
Dividend yield	0.00%	0.00%

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2015 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
				Weighted Average
		Range of	Weighted	Remaining
		Exercise	Average	Contractual
	Shares	Price	Price	Life (in years)
Options outstanding as of December 31, 2014	508,280	$13.28	$13.28	9.5
Granted	325,007	7.78 - 12.00	10.24
Exercised	—
Forfeited	(27,614)	10.22 - 13.28	11.78
Options outstanding as of June 30, 2015	805,673	$7.78 - 13.28	$12.10	9.2
Options vested and exercisable as of June 30, 2015	202,013	$10.22 - 13.28	$12.95	8.9

As of June 30, 2015, there was approximately $4.7 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 3.0 years.

No tax benefit was recognized during the six months ended June 30, 2015 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

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

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the six months ended June 30, 2015 is presented below:

	Ikaria Equity Incentive Plans
				Weighted Average
		Range of	Weighted	Remaining
		Exercise	Average	Contractual
	Shares	Price	Price	Life (in years)
Options outstanding as of December 31, 2014	577,975	$0.26 - 17.92	$7.11	4.5
Granted	—
Exercised	(6,513)	7.77	7.77
Forfeited	(13,490)	8.27 - 15.66	10.19
Options outstanding as of June 30, 2015	557,972	$0.26 - 17.92	$7.03	3.0
Options vested and exercisable as of June 30, 2015	557,972	$0.26 - 17.92	$7.03	3.0

The intrinsic value of options exercised during the six months ended June 30, 2015 was deminimis. The intrinsic value of options outstanding, vested and exercisable as of June 30, 2015 was $0.9 million.

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

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations and comprehensive loss line item for the three and six months ended June 30, 2015 and 2014.  For comparison purposes, the following disclosures include share-based compensation expenses recognized under the 2015 Plan and the 2014 Plan and expenses for dates prior to the Spin-Out that were allocated to the Company related to Ikaria share-based awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$77	$—	$242	$272
General and administrative	286	764	565	764
Total expense	363	764	807	1,036
Tax benefit	—	—	—	—
Expense, net of tax benefit	$363	$764	$807	$1,036

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

On July 27, 2015, the Company entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse program for the treatment of three additional indications: chronic thromboembolic pulmonary hypertension, or CTEPH, pulmonary hypertension associated with sarcoidosis and pulmonary hypertension associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications. See Note 12 — Subsequent Events.

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

On July 27, 2015, in connection with entering into the amendment to the license agreement, as discussed above, the Company and each of its subsidiaries entered into amendments to the agreements not to compete to extend the term of the non-compete periods until five years after the effective date of the amendments to the agreements not to compete.  See Note 12 — Subsequent Events.

Transition Services Agreement

In February 2014, the Company and Ikaria entered into the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company for an original twenty-four month term, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. Ikaria also has agreed to use reasonable efforts to provide the Company with the use of office space at Ikaria’s headquarters in Hampton, New Jersey pursuant to the terms of the TSA. In exchange for the services, beginning in February 2014, the Company is obligated to pay Ikaria monthly services fees in the amount of $772,000 plus out of pocket expenses and certain other expenses. At the time of the Spin-Out, the Company deposited the sum of $18.5 million, representing the aggregate of the $772,000 monthly service fees payable by the Company under the TSA, in escrow to guarantee payment of the monthly services fees by the Company. The escrowed cash is classified as restricted cash as of June 30, 2015. The Company recorded expenses of $2.3 million and $4.6 million for the three and six months periods ended June 30, 2015, respectively, in connection with the TSA. The Company recorded expenses of $2.3 million and $3.6 million for the three and six months periods ended June 30, 2014, respectively, in connection with the TSA. At June 30, 2015, the Company had accrued expenses due to Ikaria of $0.5 million in connection with the TSA.

On July 9, 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Pursuant to this amendment, within five business days after September 30, 2015, the Company will receive from escrow $3.3 million, which is equal to the amount it deposited to pay amounts owed to Ikaria under the TSA for the period from October 1, 2015 to February 9, 2016. See Note 12 — Subsequent Events.

Effective as of January 1, 2015, the Company entered into a services agreement with Ikaria, or the 2015 Services Agreement, pursuant to which the Company has agreed to use commercially reasonable efforts to provide certain services to Ikaria, including services related to regulatory matters, drug and device safety, clinical operations, biometrics and scientific affairs.  In connection with the execution of the 2015 Services Agreement, Ikaria paid the Company a one-time service fee in the amount of $916,666 and will be obligated to pay the Company a service fee in the amount of $83,333 per month for an original term of 13 months, subject to performance of the services.  During the three and six months ended June 30, 2015, the Company recorded $0.3 million and $1.4 million, respectively, of service fees related to the 2015 Services Agreement reflected in Other operating income on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.  In addition, pursuant to the 2015 Services Agreement, Ikaria has agreed to use commercially reasonable efforts to provide services to the Company, including information technology and servicing and upgrades of devices, for which the Company will pay approximately $0.2 million, subject to termination of the 2015 Services Agreement.  During the six months ended June 30, 2015, the Company recorded $0.1 million, respectively, of operating expenses related to the 2015 Services Agreement reflected in general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company has a $0.2 million receivable due from Ikaria in connection with this agreement as of June 30, 2015.

On July 9, 2015, the Company entered into an amendment to the 2015 Services Agreement advancing the termination date from February 8, 2016 to September 30, 2015. See Note 12 — Subsequent Events.

Supply Agreements

In February 2014, the Company entered into drug supply and device supply agreements with a subsidiary of Ikaria. Under these agreements, Ikaria has agreed to use commercially reasonable efforts to supply inhaled nitric oxide and nitric oxide delivery devices for use in the Company’s clinical trials, in each case at Ikaria’s manufacturing cost plus a 20% mark-up, and in the case of the drug supply agreement, the Company has agreed to purchase its clinical supply of inhaled nitric oxide from Ikaria. The Company also granted Ikaria a right of first negotiation in the event that the Company desires to enter into a commercial supply agreement with a third party for supply of nitric oxide for inhalation. As of June 30, 2015, the amount due to Ikaria under the drug supply agreement was approximately $0.7 million.  The device supply agreement expired on February 9, 2015 and no amounts were due to Ikaria under that agreement as of December 31, 2014 or June 30, 2015.

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

BioLineRx Ltd., or BioLine, previously indicated to the Company that it believed that the Company had breached the license agreement in several ways, including, but not limited to, failure to use commercially reasonable efforts to develop BCM, failure to provide BioLine with material information concerning the development and commercialization plans for BCM and failure to notify BioLine in advance of material public disclosures regarding BCM. The Company and BioLine also previously disagreed about the timing of a certain milestone payment that the Company would owe BioLine based upon progress in the Company’s BCM clinical development program. The Company believed it had complied with its obligations under the license agreement to use commercially reasonable efforts to develop BCM and was not in breach of its other obligations under the license agreement. No amounts were previously accrued for this matter since no loss was probable as of December 31, 2014. On January 8, 2015, the Company and BioLine agreed to amend the license agreement, which resolved the prior disputes and provided for a release of claims by BioLine. The amendment also changed certain milestones and related payments, but the total potential milestone payments to be paid to BioLine under the license agreement remained the same. No additional milestones have been met as of June 30, 2015.

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

The weighted average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2015 were 12,910,975 and 11,554,593, respectively.  The weighted average units outstanding for basic and diluted net loss per unit for the three and six months ended June 30, 2014 were 7,898,301 and 7,898,640, respectively.

The Company reported a net loss for the three and six months ended June 30, 2015 and 2014, therefore diluted net loss per share/unit is the same as the basic net loss per share/unit.

As of June 30, 2015, the Company had 1,363,645 options to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares/units outstanding, because such securities had an antidilutive impact due to the loss reported.

(11) Fair Value Measurements

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

•              Level 1 — Values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date.

•              Level 2 — Values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•              Level 3 — Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level I	Level 2	Level 3	Total
Short-term investments	—	$4,165	—	$4,165

There were no short-term investments at December 31, 2014.

(12) Subsequent Events

On July 9, 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Pursuant to this amendment, within five business days after September 30, 2015, the Company will receive from escrow $3.3 million, which is equal to the amount it deposited to pay amounts owed to Ikaria under the TSA for the period from October 1, 2015 to February 9, 2016.

On July 9, 2015, the Company entered into an amendment to the 2015 Services Agreement advancing the termination date from February 8, 2016 to September 30, 2015.

On July 27, 2015, the Company entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse program for the treatment of three additional indications: chronic thromboembolic pulmonary hypertension, or CTEPH, pulmonary hypertension associated with sarcoidosis and pulmonary hypertension associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications.

On July 27, 2015, in connection with entering into the amendment to the license agreement, as discussed above, the Company and each of its subsidiaries entered into amendments to the agreements not to compete to extend the term of the non-compete periods until five years after the effective date of the amendments to the agreements not to compete.

On August 6, 2015, the Company entered into a lease agreement for office space in Warren, New Jersey.

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

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. The goal of the trial was to determine the safety, tolerability and efficacy of two different doses of INOpulse for PAH. We believe the results of this trial provide sufficient indication of clinical benefit and safety to continue development of INOpulse for PAH in pivotal Phase 3 clinical trials. We had an End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in January 2015 and a pre-submission meeting with the European Medicines Agency, or EMA, in April 2015 to discuss Phase 3 development plans. Following these meetings, we submitted a Special Protocol Assessment package, or SPA, to the FDA and a Scientific Advice Working Party, or SAWP, to the EMA. During June 2015, the EMA confirmed their formal acceptance to our Phase 3 program and we are in final discussions with the FDA on the SPA. Based on both the FDA’s and the EMA’s general agreements on the Phase 3 development plans, we are moving forward with Phase 3 development and plan to conduct two adequate and well-controlled confirmatory Phase 3 clinical trials, either sequentially or in parallel.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and we are currently evaluating our trial design for a Phase 2b clinical trial and plan to finalize our protocol following discussions with regulatory authorities in the United States and the European Union. We plan to build on the work we have done with FluidDA, Inc. over the past few months. In these studies we further validated the mechanism of action of nitric oxide therapy using INOpulse demonstrating that there was increased blood volume in the vessels and the lung by administering nitric oxide.

We are exploring the application of the INOpulse therapy to treat pulmonary hypertension associated with pulmonary fibrosis based on feedback from the medical community and the large unmet medical need for this condition. In addition, on July 27, we entered into an amendment to the license agreement with Ikaria to expand the scope of our license to allow us to develop our INOpulse program for the treatment of three additional indications: chronic thromboembolic pulmonary hypertension, or CTEPH, pulmonary hypertension associated with sarcoidosis and pulmonary hypertension associated with pulmonary edema from high altitude sickness.

We plan to present detailed results from the Preservation 1 trial for our Bioabsorbable Cardiac Matrix (BCM) program, for which top line results were announced on July 27, 2015, at the European Society of Cardiology meeting in London on September 1, 2015.  We do not intend to proceed with further clinical development of BCM until and unless we can determine an alternative path forward. This may involve a different patient group or a combination treatment with cell therapies.

We have devoted all of our resources to our therapeutic discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have devoted significant time and resources to developing and optimizing our drug delivery system, INOpulse, which operates through the administration of nitric oxide as brief, controlled pulses that are timed to occur at the beginning of a breath. In addition, we have incurred significant costs to scale up manufacturing of BCM to support our clinical trials.

To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever.

Separation and Spin-Out from Ikaria

Prior to February 2014, we were a wholly-owned subsidiary of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As part of an internal reorganization of Ikaria in October 2013, Ikaria transferred to us exclusive worldwide rights, with no royalty obligations, to develop and commercialize pulsed nitric oxide in PAH, PH-COPD and pulmonary hypertension associated with idiopathic pulmonary fibrosis, or PH-IPF. Following the internal reorganization, in February 2014, Ikaria distributed all of our then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock, which we refer to as the Spin-Out, and as a result we became a stand-alone company.

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

In February 2014, we entered into a transition services agreement with Ikaria, which we refer to as the TSA. Pursuant to the terms and conditions of the TSA, Ikaria has agreed to use commercially reasonable efforts to provide certain services to us until February 2016, subject to the terms of the TSA.  In exchange for the services provided by Ikaria pursuant to the TSA, we pay to Ikaria a service fee in the amount of $772,000 per month and reimburse Ikaria for any out of pocket expenses, any taxes imposed on Ikaria in connection with the provision of services under the TSA and Ikaria’s costs and expenses incurred in connection with the performance of any extraordinary services.  On July 9, 2015, we entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015.

Under our services agreement with Ikaria, or the 2015 Services Agreement, which became effective on January 1, 2015 and expires in February 2016, Ikaria provides to us certain information technology and device servicing services. In exchange for the services provided by Ikaria pursuant to the 2015 Services Agreement, we will pay to Ikaria fees that total, in the aggregate, approximately $0.2 million, subject to the termination of the 2015 Services Agreement. On July 9, 2015, we entered into an amendment to the 2015 Services Agreement advancing the termination date from February 8, 2016 to September 30, 2015.

We are in the process of developing and implementing plans to replace services currently provided to us by Ikaria under the TSA and the 2015 Services Agreement. These services include, among others, accounting and financial management support, human resources support, drug and device safety services, biometrics support, information technology services and manufacturing and device servicing support. We expect the costs related to replacing the services currently provided by Ikaria under the TSA, in the aggregate, will be less than the $772,000 per month that we are currently paying under the TSA, and we expect the costs related to replacing the services currently provided by Ikaria under the 2015 Services Agreement will be approximately the same as the amounts we are paying under the 2015 Services Agreement. However, although we believe our estimates are reasonable based on the information we have to date, certain estimates are preliminary and subject to change.

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

Due to this presentation, the financial information for the six months ended June 30, 2014 included in this Quarterly Report on Form 10-Q does not reflect what our financial position, results of operations and cash flows will be in the future or what our financial position, results of operations and cash flows would have been in the past had we been a public, stand-alone company throughout the periods presented.

Financial Position and Outlook

Since inception, we have never been profitable and have incurred significant operating losses. Our net losses were $11.6 million and $24.5 million for the three and six months periods ended June 30, 2015, respectively, compared to $16.9 million and $31.4 million for the three and six months periods ended June 30, 2014, respectively. As of June 30, 2015, our sources of funding were the net proceeds from our initial public offering as well as investments in us by our former parent company, Ikaria.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and may not generate any revenue from product sales for the next several years, if ever. In the future, we may generate revenue from a combination of product sales, license fees and milestone payments in connection with strategic partnerships, and royalties from the sale of products developed under licenses of our intellectual property. Our ability to generate revenue and become profitable depends primarily on our ability to successfully develop and commercialize or partner our product candidates as well as any product candidates we may advance in the future. We expect that any revenue we may generate will fluctuate from quarter to quarter as a result of the timing and amount of any payments we may receive under future partnerships, if any, and from sales of any products we successfully develop and commercialize. If we fail to complete the development of any of our product candidates currently in clinical development or any future product candidates in a timely manner, or to obtain regulatory approval for such product candidates, our ability to generate future revenue, and our business, results of operations, financial condition and cash flows and future prospects would be materially adversely affected.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including to potentially advance INOpulse for PH-IPF, and seek to identify additional early-stage product candidates.

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

INOpulse for PAH

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. The goal of the trial was to determine the safety, tolerability and efficacy of two different doses of INOpulse for PAH. We believe the results of this trial provide sufficient indication of clinical benefit and safety to continue development of INOpulse for PAH in pivotal Phase 3 clinical trials.

We had an End of Phase 2 meeting with the FDA in January 2015 and a pre-submission meeting with the EMA in April 2015 to discuss Phase 3 development plans. Following these meetings, we submitted a SPA to the FDA and a SAWP to the EMA. In June 2015, the EMA confirmed their formal acceptance to our Phase 3 program and we are in final discussions with the FDA on the SPA. Based on both the FDA’s and the EMA’s general agreements on the Phase 3 development plans, we are moving forward with Phase 3 development and plan to conduct two adequate and well-controlled confirmatory Phase 3 clinical trials, either sequentially or in parallel.

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

BCM

We initiated a clinical trial of BCM, which we refer to as our PRESERVATION I trial, in December 2011 and enrolled the first patient in April 2012. We completed enrollment of this trial in December 2014, with 303 patients having completed the treatment procedure at almost 90 clinical sites in Europe, Australia, North America and Israel. Top-line results from the randomized, double-blind, placebo-controlled clinical trial were announced in July 2015. From a safety perspective we observed no significant difference in adverse events rates between patients in the BCM and placebo treatment groups. However, the data showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and secondary endpoints in the trial. We are continuing to investigate the full data set from this trial and plan to present detailed results from the trial on September 1, 2015 at the European Society of Cardiology meeting in London. In parallel, we are exploring possible alternative paths forward in terms of volume delivered, timing of delivery, patient groups and combination treatment opportunities with cell therapies.

Research and Development Infrastructure

We invest in regulatory, quality, pharmacovigilance and program management activities, which are expensed as incurred. These activities primarily support our INOpulse and BCM clinical development programs.

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of long-term oxygen therapy via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. We are near completion of a second generation INOpulse Mark2 device, which we refer to as the Mark2, as well as a custom triple-lumen cannula, each of which we believe will significantly improve several characteristics of our INOpulse delivery system but will require verification and validation. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flextronics, to manufacture and service the Mark2 devices that we expect to use in future clinical trials of INOpulse for PAH and INOpulse for PH-COPD.

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

We believe that the following factors, among others, will affect the amount of our general and administrative expenses in the future:

•            we expect to incur reduced general and administrative expenses payable to Ikaria upon the expiration of the TSA and the 2015 Services Agreement, in each case in September 2015; and

•            we expect to incur additional general and administrative expenses to support ourselves as a stand-alone company, such as accounting, human resources and certain information technology services as well as director compensation and director and officer insurance premiums associated with being a public company.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
(Dollar amounts in thousands)	2015	2014
Research and development expenses:
BCM	$3,834	$3,630
PAH	509	2,989
PH-COPD	(95)	1,379
Clinical programs	4,248	7,998
Research and development infrastructure	2,638	2,982
INOpulse engineering	1,540	1,789
Total research and development expenses	8,426	12,769
General and administrative expenses	3,435	4,194
Total operating expenses	11,861	16,963
Other operating income	(251)	—
Loss from operations	(11,610)	(16,963)
Interest income	(27)	(48)
Net loss and comprehensive loss	$(11,583)	$(16,915)

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2015 were $11.9 million compared to $17.0 million for the three months ended June 30, 2014, a decrease of $5.1 million, or 30%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of INOpulse for PAH and INOpulse for PH-COPD and to general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2015 were $8.4 million compared to $12.8 million for the three months ended June 30, 2014, a decrease of $4.4 million, or 34%. Total research and development expenses consisted of the following:

•            BCM research and development expenses for the three months ended June 30, 2015 were $3.8 million compared to $3.6 million for the three months ended June 30, 2014, an increase of $0.2 million, or 6%.

•            PAH research and development expenses for the three months ended June 30, 2015 were $0.5 million compared to $3.0 million for the three months ended June 30, 2014, a decrease of $2.5 million, or 83%. The decrease was primarily driven by the completion of the Phase 2 clinical trial in late-2014 and a reversal of an accrual in the three months ended June 30, 2015.

•            PH-COPD research and development expenses for the three months ended June 30, 2015 were $(0.1) million compared to $1.4 million for the three months ended June 30, 2014, a decrease of $1.5 million, or 107%. The decrease primarily resulted from the completion of the Phase 2a clinical trial in mid-2014.

•            Research and development infrastructure expenses for the three months ended June 30, 2015 were $2.6 million compared to $3.0 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 12%. The decrease was primarily the result of reductions in infrastructure spending such as medical writing and regulatory affairs to support our INOpulse and BCM clinical programs.

•            INOpulse engineering expenses for the three months ended June 30, 2015 were $1.5 million compared to $1.8 million for the three months ended June 30, 2014, a decrease of $0.3 million, or 14%. The decrease was primarily the result of a slowdown in spending as we near completion of the Mark2, which we expect to use during the Phase 3 clinical trial of INOpulse for PAH in the second half of 2015.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2015 were $3.4 million compared to $4.2 million for the three months ended June 30, 2014, a decrease of $0.8 million, or 18%. The decrease was primarily due to a decrease in stock based compensation and professional service fees.

Other Operating Income. Other operating income for the three months ended June 30, 2015 was $0.3 million, and we had no operating income for the three months ended June 30, 2014. The increase resulted from payments received from Ikaria in connection with the 2015 Services Agreement.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
(Dollar amounts in thousands)	2015	2014
Research and development expenses:
BCM	$6,668	$6,267
PAH	3,439	5,255
PH-COPD	(65)	3,484
Clinical programs	10,042	15,006
Research and development infrastructure	5,145	6,903
INOpulse engineering	2,759	2,900
Total research and development expenses	17,946	24,809
General and administrative expenses	8,008	6,664
Total operating expenses	25,954	31,473
Other operating income	(1,417)	—
Loss from operations	(24,537)	(31,473)
Interest income	(46)	(48)
Net loss and comprehensive loss	$(24,491)	$(31,425)

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2015 were $26.0 million compared to $31.5 million for the six months ended June 30, 2014, a decrease of $5.5 million, or 18%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of INOpulse for PH-COPD and INOpulse for PAH and to research and development infrastructure expenses, partially offset by increases in general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2015 were $17.9 million compared to $24.8 million for the six months ended June 30, 2014, a decrease of $6.9 million, or 28%. Total research and development expenses consisted of the following:

•            BCM research and development expenses for the six months ended June 30, 2015 were $6.7 million compared to $6.3 million for the six months ended June 30, 2014, an increase of $0.4 million, or 6%.

•            PAH research and development expenses for the six months ended June 30, 2015 were $3.4 million compared to $5.3 million for the six months ended June 30, 2014, a decrease of $1.9 million, or 35%. The decrease was primarily due to the completion of the Phase 2 clinical trial in late-2014 and a reversal of an accrual in the six months ended June 30, 2015 partially offset by increased costs in anticipation of the start of the Phase 3 clinical trials, which we expect to commence in the second half of 2015.

•            PH-COPD research and development expenses for the six months ended June 30, 2015 were $(0.1) million compared to $3.5 million for the six months ended June 30, 2014, a decrease of $3.6 million, or 102%. The decrease primarily resulted from the completion of the Phase 2a clinical trial in mid-2014.

•            Research and development infrastructure expenses for the six months ended June 30, 2015 were $5.1 million compared to $6.9 million for the six months ended June 30, 2014, a decrease of $1.8 million, or 25%. The decrease was primarily the result of reductions in infrastructure spending such as clinical operations and regulatory affairs to support our INOpulse and BCM clinical programs.

•            INOpulse engineering expenses for the six months ended June 30, 2015 were $2.8 million compared to $2.9 million for the six months ended June 30, 2014, a decrease of $0.1 million, or 5%.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2015 were $8.0 million compared to $6.7 million for the six months ended June 30, 2014, an increase of $1.3 million, or 20%. The increase was primarily due to additional costs of operating as a stand-alone public company, including expenses related to transition services from Ikaria, and from certain one-time items, including costs associated with the resolution of a dispute with BioLineRx Ltd. related to our license to BCM.

Other Operating Income. Other operating income for the six months ended June 30, 2015 was $1.4 million, and we had no operating income for the six months ended June 30, 2014.  The increase resulted from payments received from Ikaria in connection with entering into the 2015 Services Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $24.5 million and $31.4 million for the six months ended June 30, 2015 and 2014, respectively. Our operating activities used $18.0 million and $43.4 million of cash during the six months ended June 30, 2015 and 2014, respectively. In addition, we had cash and cash equivalents of $48.5 million, restricted cash of $6.2 million, and short-term investments of $4.2 million as of June 30, 2015.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014
Operating activities	$(18,020)	$(43,388)
Investing activities	(4,165)	—
Financing activities	53,879	88,084

Increase in cash and cash equivalents	$31,694	$44,696

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $18.0 million compared to $43.4 million for the six months ended June 30, 2014, a decrease of $25.4 million, or 58%. The decrease in cash used in operating activities was primarily due to reduced research and development expenses and the recognition in the six months ended June 30, 2014 of the $18.5 million escrow payment due to Ikaria.

Net Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $4.2 million for the purchase of short-term investments. There were no cash flows from investing activities for the six months ended June 30, 2014.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was $53.9 million compared to $88.1 million for the six months ended June 30, 2014, a decrease of $34.2 million, or 39%. The decrease resulted from the difference between the $53.8 million net proceeds from our initial public offering in the six months ended June 30, 2015, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $2.0 million paid in the six months ended June 30 2015, compared to the $89.3 million net investment by Ikaria, primarily due to a cash contribution of $80.0 million from Ikaria in the six months ended June 30, 2014 in connection with the Spin-Out.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

Our existing cash and cash equivalents and restricted cash as of June 30, 2015, which includes the proceeds of our initial public offering completed in February 2015, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which we expect to enroll the first patient by the end of 2015. We expect these funds will be sufficient to complete this Phase 3 trial and are working on a detailed restructuring plan to that end which we intend to finalize in the next few weeks. We believe, as of June 30, 2015, we have sufficient funds to satisfy our operating cash needs for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we expect. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts that will be necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•            the timing, progress and results of our ongoing and planned clinical trials of INOpulse for PAH and INOpulse for PH-COPD;

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of June 30, 2015 (in thousands), including the addition of the Flextronics agreement and the advancement of the TSA and 2015 Services Agreement termination dates, which are the only material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payment due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$81	$81	$—	$—	$—
Transition Service Agreement (2)	2,834	2,834	—	—	—
2015 Services Agreement (3)	40	40	—	—	—
Flextronics Agreement (4)	1,351	1,351	—	—	—

Total	$4,306	$4,306	$—	$—	$—

(1)  The amounts in the table do not include our rent obligation for office space in Warren, New Jersey under a lease we signed subsequent to June 30, 2015.

(2)   Under the TSA, as amended, Ikaria provides certain administrative and other services to us for the period from February 9, 2014 to September 30, 2015. Ikaria also provides us with the use of office space and research laboratory facilities at Ikaria’s headquarters located in Hampton, New Jersey. In exchange for the services provided by Ikaria pursuant to the TSA, we pay to Ikaria a service fee in the amount of $772,000 per month and reimburse Ikaria for any out of pocket expenses, any taxes imposed on Ikaria in connection with the provision of services under the TSA and Ikaria’s costs and expenses incurred in connection with the performance of any extraordinary services. The monthly service fee is payable by us regardless of the frequency or quantity of services actually utilized by us. At the time of the Spin Out, we deposited the sum of $18.5 million, representing the aggregate of the $772,000 monthly service fees payable by us under the TSA, in escrow to guarantee payment of the monthly service fees. On July 9, 2015, we entered into an amendment to the TSA, pursuant to which, within five business days after September 30, 2015, we will receive from escrow $3.3 million, which is equal to the amount we deposited to pay amounts owed to Ikaria under the TSA for the period from October 1, 2015 to February 9, 2016, the original termination date.

(3)   Under the 2015 Services Agreement, as amended, which became effective on January 1, 2015 and expires on September 30, 2015, Ikaria provides to us certain information technology and device servicing services. In exchange for the services provided by

Ikaria pursuant to the 2015 Services Agreement, as amended, we will pay to Ikaria fees that total, in the aggregate, approximately $0.2 million.

(4)   On March 25, 2015, we entered into an agreement with Flextronics to manufacture and service the Mark2 devices that we expect to use in future clinical trials of INOpulse for PAH and INOpulse for PH-COPD. Under the agreement, we have committed to purchase 500 devices within the 12 months following the execution of the agreement.

Milestone and royalty payments associated with our license agreement with BioLine have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. We plan to present detailed results from the Preservation 1 trial for our Bioabsorbable Cardiac Matrix (BCM) program, for which top line results were announced on July 27, 2015, at the European Society of Cardiology meeting in London on September 1, 2015.  We do not intend to proceed with further clinical development of BCM until and unless we can determine an alternative path forward. Consequently, any future milestones payments to BioLine would depend on finding a path forward for future clinical development. Under the terms of the license agreement, if we achieve certain clinical and regulatory events specified in the license agreement, we will be obligated to pay milestone payments to BioLine, which could total, in the aggregate, up to $115.5 million, and if we achieve certain commercialization targets specified in the license agreement, we will be obligated to pay additional milestone payments to BioLine, which could total, in the aggregate, up to $150.0 million. In addition, we will be obligated to pay BioLine a specified percentage of any upfront consideration we receive for sublicensing BCM, as well as royalties on net sales, if any, at a percentage ranging from 11% to 15%, depending on net sales level, of any approved product containing BCM, subject to offsets for specified payments to third parties made in connection with BCM. We have reimbursed BioLine for certain legal fees in the amount of $250,000 following completion of our initial public offering.

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

Other than as discussed below, during the six months ended June 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 31, 2015.

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

Accordingly, we assess our needs for a valuation allowance quarterly based on the more-likely-than-not realization threshold criterion set forth in Accounting Standard Codification 740. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating losses and tax credit carryforwards expiring, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

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

Item 3.                            Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents and restricted cash of approximately $54.7 million, consisting primarily of demand deposits with U.S. banking institutions (other than restricted cash, which is held in escrow) and short-term investments of approximately $4.2 million, consisting of federally insured certificates of deposit.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents and short-term certificates of deposit. Due to the short-term duration of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.                            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or the SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically operated as part of Ikaria’s broader corporate organization, and Ikaria has assisted us by providing certain corporate functions. However, following the Spin-Out, Ikaria is contractually obligated to provide to us only those services specified in the TSA, the 2015 Services Agreement and the other agreements we entered into with Ikaria to govern our relationship following the Spin-Out. See “Certain Relationships and Related Person Transactions—Relationship with Ikaria” in Part III—Item 13 in our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of these agreements. The TSA, as amended, and the 2015 Services Agreement, as amended, provide for certain services to be provided until September 2015. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Ikaria previously provided to us that are not specified in the TSA, the 2015 Services Agreement or the other agreements. Also, upon the termination of the services provided under the TSA or other agreements, such services will be provided internally or by unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services than we incurred under the terms of such agreements. Ultimately, we may be unable to replace in a timely manner or on comparable terms the services specified in such agreements. In addition, during the transitional services period, we will rely, in part, on the same executive team at Ikaria that also will continue to manage the business of Ikaria during such time, and there may be conflicting demands on their time, which could result in an inadequate level of attention to the demands of our business. If Ikaria and its employees do not continue to perform effectively the transition services and the other services that are called for under the TSA, the 2015 Services Agreement and other agreements, we may not be able to operate our business effectively and our business and financial condition could be adversely affected.

On April 16, 2015, Mallinckrodt plc announced that it had completed its acquisition of Ikaria.  While the TSA imposes binding obligations on Ikaria to perform in accordance with the TSA’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may not continue to provide the same level of performance under the TSA as Ikaria has provided to date.  In these circumstances, our business, product development and financial statements could be materially adversely affected.

Prior to the Spin-Out, we utilized the executive management team and administrative resources of Ikaria. Many daily functions were performed by Ikaria, including those related to the preparation of our financial statements and the engagement of auditors to audit our financial statements, which have become our responsibility following the Spin-Out. We may need to acquire assets and resources in addition to those provided to us by Ikaria, and we may face difficulty in integrating newly acquired assets into our business. Additionally, as a stand-alone company, we no longer have access to Ikaria’s financial resources. Instead, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations, enter into partnering arrangements, obtain debt financing, and access capital markets, which are subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our business, financial condition and results of operations could be harmed, possibly materially, if we have difficulty operating as a stand-alone company, fail to acquire necessary capital or assets that prove to be important to our operations, or are unable to enter into partnering or other business development arrangements.

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

In July 2015, we announced top-line results of our 303-patient, randomized, double-blind, placebo-controlled clinical trial of BCM, which showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and secondary endpoints.  We are continuing to investigate the full data set from this trial and may decide to discontinue development of BCM.  If we decide to discontinue development of BCM, we will become even more dependent on the success of our INOpulse product candidates and our ability to develop, obtain marketing approval for and successfully commercialize our INOpulse product candidates.  In these circumstances, if we are unable to develop, obtain marketing approval for or successfully commercialize our INOpulse product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

The success of our product candidates will depend on, among other things, our ability to successfully complete clinical trials of each product candidate. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in addition to our BCM trial discussed above, although we believe our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD support advancement into a Phase 3 and a Phase 2b clinical trial, respectively, the primary endpoints for both INOpulse for PAH and INOpulse for PH-COPD were not statistically significant for any of the doses tested.

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

Pursuant to the terms of our license agreement with Ikaria, we only have the right to develop and commercialize pulsed nitric oxide in PAH, PH-COPD, PH-IPF, chronic thromboembolic pulmonary hypertension, or CTEPH, pulmonary hypertension associated with sarcoidosis and pulmonary hypertension associated with pulmonary edema from high altitude sickness; Ikaria retains the right to develop and commercialize inhaled nitric oxide products, including pulsed products, in all other indications. Additionally, we are limited in the scope of potential product candidates that we can identify or discover due to non-competition agreements that we entered into with Ikaria, which agreements were amended in July 2015. Pursuant to these agreements, we and each of our subsidiaries agreed not to engage, anywhere in the world, in any manner, directly or indirectly, until the earlier of five years after the effective date of such non-competition agreement amendments or the date on which Ikaria and all of its subsidiaries are no longer engaged in such business, in:

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

The license agreement prohibits us from sublicensing to any competitor of Ikaria any intellectual property licensed to us by Ikaria. In addition, we are required to ensure that all of our products, if any, are used solely for the chronic treatment of PAH, PH-COPD, PH-IPF, chronic thromboembolic pulmonary hypertension, or CTEPH, pulmonary hypertension associated with sarcoidosis and pulmonary hypertension associated with pulmonary edema from high altitude sickness and to enter into written agreements with any customers that contain restrictions on the use of our products and termination rights in the event such restrictions are violated.

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

On April 16, 2015, Mallinckrodt plc announced that it had completed its acquisition of Ikaria.  While the license agreement imposes binding obligations on Ikaria to perform in accordance with the license agreement’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may perform differently under the license agreement than it has to date.  Moreover, to the extent that we desire to expand the scope of the license agreement, it is possible that Ikaria will not be willing to do so on reasonable terms, or at all.  In any of these circumstances, our business, product development and financial statements could be materially adversely affected.

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

On April 16, 2015, Mallinckrodt plc announced that it had completed its acquisition of Ikaria.  While the drug clinical supply agreement imposes binding obligations on Ikaria to perform in accordance with the agreement’s terms, it is possible that as the new owner’s influence on Ikaria’s operations increases, Ikaria may not continue to provide the same level of performance under the drug clinical supply agreement as Ikaria has provided to date.  Moreover, to the extent that we desire to expand the scope of the drug clinical supply agreement (to cover commercial quantities of nitric oxide or otherwise), it is also possible that Ikaria will not be willing to do so on reasonable terms, or at all.  In any of these circumstances, our business, product development and financial statements could be materially adversely affected.

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

As of June 30, 2015, we have not used any of the net proceeds from our initial public offering. As of June 30, 2015, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions and federally insured certificates of deposit. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: August 14, 2015	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ David Abrams
David Abrams
Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Offer Letter, dated May 14, 2015, between Amit Agrawal and the Registrant
10.2	Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant
10.3	Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document