Form 10-Q
period 2016-03-31
Bellerophon Therapeutics, Inc.
filed 2016-05-10
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2016:  13,475,196

REFERENCES TO BELLEROPHON

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires:

·             references to the “Company,” “Bellerophon,” “we,” “us” and “our” following the date of the Corporate Conversion refer to Bellerophon Therapeutics, Inc. and its consolidated subsidiaries;

·             references to the “Company,” “Bellerophon,” “we,” “us” and “our” prior to the date of the Corporate Conversion refer to Bellerophon Therapeutics LLC and its consolidated subsidiaries; and

·             references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Bellerophon Therapeutics LLC into Bellerophon Therapeutics, Inc., including the conversion of all of the outstanding units of Bellerophon Therapeutics LLC into shares of common stock of Bellerophon Therapeutics, Inc.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share data)

	As of	As of
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,270	$6,260
Marketable securities	16,088	17,807
Prepaid expenses and other current assets	5,727	5,385
Total current assets	23,085	29,452
Restricted cash, non-current	457	457
Other non-current assets	5,985	6,701
Property and equipment, net	1,695	1,799
Total assets	$31,222	$38,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641	$1,613
Accrued research and development	3,487	2,825
Accrued expenses	3,036	3,487
Due to Ikaria, Inc.	159	148
Total current liabilities	7,323	8,073
Total liabilities	7,323	8,073
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 13,475,196 and 13,130,800 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	135	131
Preferred stock, $0.01 par value per share; 5,000,000 share authorized, zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	131,499	130,902
Accumulated other comprehensive income (loss)	2	(19)
Accumulated deficit	(107,737)	(100,678)
Total stockholders’ equity	23,899	30,336
Total liabilities and stockholders’ equity	$31,222	$38,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$5,113	$9,520
General and administrative	1,976	4,573
Total operating expenses	7,089	14,093
Other operating income	—	1,166
Loss from operations	(7,089)	(12,927)
Interest income	30	19
Pre-tax loss	(7,059)	(12,908)
Income tax benefit (expense)	—	—
Net loss	$(7,059)	$(12,908)
Weighted average shares outstanding:
Basic and diluted	13,053,007	10,152,487
Net loss per share:
Basic and diluted	$(0.54)	$(1.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,059)	$(12,908)
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	21	—
Total other comprehensive income	21	—
Comprehensive loss	$(7,038)	$(12,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share and per share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
December 31, 2015	13,130,800	$131	$130,902	$(19)	$(100,678)	$30,336
Net loss	—	—	—	—	(7,059)	(7,059)
Other comprehensive income	—	—	—	21	—	21
Stock-based compensation	344,396	4	597	—	—	601
March 31, 2016	13,475,196	$135	$131,499	$2	$(107,737)	$23,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,059)	$(12,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	92
Stock based compensation	601	444
Accretion and amortization of discounts and premiums on marketable securities, net	15	—
Changes in operating assets and liabilities:
Receivables due from Ikaria, Inc.	—	(167)
Prepaid expenses and other current assets	(342)	(372)
Restricted cash held for Ikaria, Inc.	—	2,315
Other non-current assets	716	—
Accounts payable, accrued research and development, and accrued expenses	(739)	1,397
Amounts due to Ikaria, Inc.	11	408
Net cash used in operating activities	(6,693)	(8,791)
Cash flows from investing activities:
Capital expenditures	(22)	—
Purchase of marketable securities	—	—
Proceeds from sale of marketable securities	1,725	—
Net cash provided by investing activities	1,703	—
Cash flows from financing activities:
Proceeds from sale of membership units	—	1
Cash proceeds from issuance of common stock from initial public offering, net of issuance costs	—	54,910
Net cash provided by financing activities	—	54,911

Net change in cash and cash equivalents	(4,990)	46,120
Cash and cash equivalents at beginning of period	6,260	16,815
Cash and cash equivalents at end of period	$1,270	$62,935
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Unpaid IPO transaction costs	$—	$1,083
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$21	$—

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

The Company was formerly the research and development operating segment of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. In 2013, Ikaria completed an internal reorganization of the assets and subsidiaries of its two operating segments. In connection with the internal reorganization, Ikaria formed Bellerophon Therapeutics LLC as a new wholly-owned subsidiary and transferred the research and development-related assets related to INOpulse for PAH and INOpulse for PH-COPD to the Company and/or its subsidiaries. In February 2015, the Company converted from a limited liability company to a C-corporation. For periods prior to February 2015, references to the Company refer to Bellerophon Therapeutics LLC.

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

     On February 19, 2015, the Company completed the sale of 5,000,000 shares of common stock, or the IPO, at a price to the public of $12.00 per share, resulting in net proceeds to the Company of $51.9 million after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million . The Company’s common stock began trading on the NASDAQ Global Market under the symbol “BLPH” on February 13, 2015.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2015. The results of operations for the three months ended March 31, 2016 for the Company are not necessarily indicative of the results expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period, including accrued expenses, accrued research and development expenses, stock-based compensation, and income taxes. Actual results could differ from those estimates.

 (b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.All investments with maturities of greater than three months from date of purchase are classified as available-for-sale marketable securities.

(c) Restricted Cash

Restricted cash represents amounts held on deposit with a bank as a security deposit for the lease of office space. The required deposits to be maintained in excess of one year from the balance sheet date are classified as long-term restricted cash.

(d) Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Compensation- Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest. The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. For restricted stock, the fair value is the closing market price per share on the grant date. See Note 6 - Stock-Based Compensation for a description of these assumptions.

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
The Company’s estimated tax rate for 2016 is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of March 31, 2016 was approximately $44.7 million. The increase in deferred tax assets in the three months ended March 31, 2016 is principally due to the year-to-date loss, adjusted for nondeductible items including stock compensation expense related to the Company’s equity incentive plan, the nondeductible portion of the orphan drug costs, and the orphan drug credits. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is generally recognized in income tax expense (as a benefit). The Company did not have material uncertain tax positions as of March 31, 2016.

(f)  Marketable Securities

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

(g) Research and Development Expense

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

(h) New Accounting Pronouncements
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is assessing ASU 2016-01’s impact and will adopt it when effective.
In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing ASU 2016-02’s impact and will adopt it when effective.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" which provides for simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is assessing ASU 2016-09’s impact and will adopt it when effective.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years.

The Company had cash and cash equivalents of $1.3 million and marketable securities of $16.1 million as of March 31, 2016. The Company received net proceeds of $51.9 million in February 2015 as a result of the IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.
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
The Company's existing cash and cash equivalents and marketable securities as of March 31, 2016 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which the Company expects to enroll the first patient in the first half of 2016. In addition, as of March 31, 2016, the Company had $10.5 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The Company believes, as of March 31, 2016, it has sufficient funds to satisfy its operating cash needs for at least the next 12 months.
The Company expects these funds, combined with additional funding anticipated from Global Corporate Finance, or GCF, will be sufficient to complete the first of two PAH Phase 3 trials. During December 2015, the Company entered into a letter agreement with GCF. In accordance with the terms of the letter agreement, the Company has agreed to place with GCF up to $20.0 million of its common stock subject to the execution of a definitive share purchase agreement and registration rights agreement. The Company may not draw down amounts that would result in GCF owning more than 19.9% of the Company's outstanding shares. The first two draw downs under this letter agreement may not exceed $2.0 million. Thereafter, the draw down amounts will depend on the average daily trading volume of the Company's shares.
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
Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt offerings, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of the Company's existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

(4) Marketable Securities

The Company considers all of its current investments to be available-for-sale. Marketable securities as of March 31, 2016 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	8,912	—	—	8,912
Corporate bonds	4,425	3	—	4,428
Agency bonds	2,749	—	(1)	2,748
Total	16,086	3	(1)	16,088

Marketable securities as of December 31, 2015, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	10,140	—	—	10,140
Corporate bonds	4,938	—	(11)	4,927
Agency bonds	2,748	—	(8)	2,740
Total	17,826	—	(19)	17,807

Maturities of marketable securities classified as available-for-sale were as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Due within one year	11,471	10,230
Due after one year through two years	4,617	7,577
	16,088	17,807

(5) Income Taxes

The effective tax rate for each of the three months ended March 31, 2016 and 2015 was 0.0%. For the three months ended March 31, 2016 and 2015, the effective rate was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

As of March 31, 2016, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

As of March 31, 2016, there was approximately $3.8 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.1 years.

No tax benefit was recognized during the three months ended March 31, 2016 and 2015 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

     During the year ended December 31, 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant of options. Following the effectiveness of the Company’s registration statement filed in connection with its IPO, no options may be granted under the 2014 Plan. The awards granted under the 2014 Plan generally have a vesting period of four years, of which 25% of the awards vest on the second anniversary of grant date, 25% vest on the third anniversary and the remaining 50% vest on the fourth anniversary of the grant date. The awards granted under the 2015 Plan have a vesting period of either three or four years, of which equal annual installments vest over the vesting period either beginning on the date of grant or on the one year anniversary of the date of grant.

The weighted average grant-date fair value of options issued during the three months ended March 31, 2016 and 2015 was $1.61 and $7.54, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Valuation assumptions:
Risk-free rate	1.38%	1.71%
Expected volatility	81.58%	80.81%
Expected term (years)	6.2	6.1
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2016 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	155,000	2.21	-	2.30	2.29
Exercised	—
Forfeited	(20,504)	10.22	-	13.28	11.52
Options outstanding as of March 31, 2016	839,676	$2.21	-	13.28	$10.29	8.7
Options vested and exercisable as of March 31, 2016	240,204	$10.22	-	13.28	$12.76	8.4

Restricted Stock

All restricted stock awards granted under the 2015 Plan to date were in relation to 2015 incentives for employees and vest in full one year or less from the grant date.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2016 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2015	77,793	$3.99	$0.3	0.7
Granted	364,025	2.55	0.9
Forfeited	(19,629)	3.59	—
Restricted stock outstanding as of March 31, 2016	422,189	$2.77	$1.2	0.6

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

Following the internal reorganization of Ikaria, in February 2014, Ikaria distributed all of the Company's then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock. The Company refers to Ikaria’s distribution of the Company's then outstanding units to its stockholders as the Spin-Out. In February 2014, prior to the Spin-Out, each Ikaria stock option, other than options held by non-accredited investors who were also not employees of Ikaria, was adjusted such that it became an option to acquire the same number of shares of Ikaria non-voting common stock as were subject to the Ikaria stock option, or an Adjusted Ikaria Option, and an option to acquire the same number of non-voting limited liability company units of the Company as the number of shares of Ikaria non-voting common stock that were subject to the Ikaria stock option, or a Bellerophon Option. There were 618,212 Bellerophon Options issued as a result of the adjustment of Ikaria stock options. The vesting of each Adjusted Ikaria Option and Bellerophon Option was fully accelerated on the date of the Spin-Out and all related compensation expense was recognized as an expense by Ikaria.

Prior to and in connection with the Spin-Out, the exercise price of each Adjusted Ikaria Option and Bellerophon Option was adjusted by allocating the relative post Spin-Out estimated fair values of Ikaria and the Company in a ratio of 85% and 15%, respectively, to the original Ikaria option exercise price. The expiration date of the options was not modified.

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the three months ended March 31, 2016, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Exercised	—
Forfeited	(7,222)	0.26	-	8.65	4.65
Options outstanding as of March 31, 2016	106,487	$7.77	-	17.92	$9.22	5.0
Options vested and exercisable as of March 31, 2016	106,487	$7.77	-	17.92	$9.22	5.0

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2016 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Research and development	$216	$165
General and administrative	385	279
Total expense	$601	$444

(7) Related-Party Transactions

During the years ended December 31, 2013 and 2014, Ikaria was a related party of the Company. Included below and elsewhere in the financial statements are transactions and balances that relate to agreements entered into while Ikaria was a related party of the Company. Amendments to those agreements entered into during the year ended December 31, 2015, were entered into while the Company was no longer a related party.
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

Transition Services Agreement

In February 2014, the Company and Ikaria entered into a transition services agreement, or the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. Ikaria also agreed to use reasonable efforts to provide the Company with the use of office space at Ikaria’s headquarters in Hampton, New Jersey pursuant to the terms of the TSA. In July 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Concurrently, the Company also entered into a new lease agreement for its office space. In exchange for the services, beginning in February 2014, the Company was obligated to pay Ikaria monthly services fees in the amount of $772,000 plus out of pocket expenses and certain other expenses. Following the final payment in October 2015, the Company no longer had accrued expenses due to Ikaria in connection with the TSA.

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

The following table summarizes the amounts recorded under the TSA and the 2015 Services Agreement for the three months ended March 31, 2015:

Three Months Ended March, 31
(in millions)	2015
Expense in connection with the TSA	$2.3
Other operating income in connection with the 2015 Services Agreement	(1.2)
Expense in connection with the 2015 Services Agreement	0.1

Supply Agreements

In February 2014, the Company entered into drug supply and device supply agreements with a subsidiary of Ikaria. Under these agreements, Ikaria agreed to use commercially reasonable efforts to supply inhaled nitric oxide and nitric oxide delivery devices for use in the Company’s clinical trials, and in the case of the drug supply agreement, the Company has agreed to purchase its clinical supply of inhaled nitric oxide from Ikaria. The Company also granted Ikaria a right of first negotiation in the event that the Company desires to enter into a commercial supply agreement with a third party for supply of nitric oxide for inhalation. The device supply agreement expired on February 9, 2015, and no amounts were due to Ikaria under that agreement as of March 31, 2015, or any subsequent periods.
In November 2015, the Company amended its drug supply agreement with Ikaria to secure future supply and pricing for cartridges and nitric oxide. Under the amended supply agreement, the Company paid Ikaria $6.6 million, $0.6 million of which was applied to outstanding amounts owed to Ikaria under the drug supply agreement. The remaining $6.0 million resulted in a prepayment to Ikaria in exchange for defined levels of cartridges and nitric oxide. The amendment to the agreement also fixes pricing for any additional cartridges or nitric oxide beyond the defined levels. Additionally, the amendment requires the Company to pay to Ikaria an additional $1.75 million upon successful completion of the initial PAH phase 3 clinical trial and a perpetual royalty calculated as 3% of PAH sales on a quarterly basis. Subsequent to the amendment, no amounts were due to Ikaria under the drug supply agreement.
(8) Commitments and Contingencies

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

(9) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities (options) using the treasury stock method, except when the effect would be anti-dilutive.

The Company reported a net loss for the three months ended March 31, 2016 and 2015, therefore diluted net loss per share is the same as the basic net loss per share.

As of March 31, 2016, the Company had 946,163 options to purchase shares and 422,189 restricted shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

(10) Fair Value Measurements

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs are as follows:

·              Level 1 — Values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date.

·              Level 2 — Values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

·              Level 3 — Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	—	$16,088	—	$16,088

 The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	—	$17,807	—	$17,807

(11) Restructuring Charges

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

The following table summarizes restructuring activities for the three months ended March 31, 2016:

Amounts
(in thousands)
Accrual balance at December 31, 2015	$969
Cash payments	(160)
Accrual balance at March 31, 2016 (a)	$809

(a) Included in Accrued expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials, undertaken either sequentially or in parallel, with the first patient expected to be enrolled during the first half of 2016.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and we are planning further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. We plan to build upon this and other work we have done over recent quarters to continue Phase 2 testing for the use of the INOpulse device for PH-COPD patients.
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
Research and development expenses primarily consist of:
•employee-related expenses, including salary, benefits and stock-based compensation expense;
•expenses incurred under agreements with contract research organizations, investigative sites that conduct our clinical trials and consultants that conduct a portion of our pre-clinical studies;
•expenses relating to vendors in connection with research and development activities;
•the cost of acquiring and manufacturing clinical trial materials;
•facilities and allocated expenses;
•lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our pre-clinical and clinical activities;
•device development and drug manufacturing engineering;
•license fees related to in-licensed products and technology; and
•costs associated with non-clinical activities and regulatory approvals.
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
We track external research and development expenses and direct personnel expenses on a program-by-program basis. We use our employee and infrastructure resources, including regulatory, quality, clinical development and clinical operations, across our clinical development programs and have included these expenses in research and development infrastructure. Engineering activities related to INOpulse and the manufacture of cylinders related to INOpulse are included in INOpulse engineering.
It is difficult to determine with certainty the duration and completion costs of our current or any future pre-clinical programs and any of our current or future clinical trials and any future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of any future clinical trials and pre-clinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could change significantly the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential, including the likelihood of regulatory approval on a timely basis.

INOpulse for PAH
In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH, which reinforced the results from Part 1 of our Phase 2 clinical trial of INOpulse for PAH from October 2014. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we are moving forward with Phase 3 development.
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
BCM
Following the July 2015 results of our PRESERVATION I clinical trial, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward.

Research and Development Infrastructure

We invest in regulatory, quality, clinical development and clinical operations activities, which are expensed as incurred. These activities primarily support our clinical development programs.

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of long-term oxygen therapy via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. Our second generation INOpulse device, as well as a custom triple-lumen cannula, have several significantly improved characteristics. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flextronics, to manufacture and service the INOpulse devices that we will use in future clinical trials of INOpulse for PAH and INOpulse for PH-COPD and PH-IPF.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and costs related to executive, finance, business development, marketing, legal and human resources functions. Other general and administrative expenses include patent filing, patent prosecution, professional fees for legal, insurance, consulting, information technology and auditing and tax services not otherwise included in research and development expenses.

 Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$320	$2,834	$(2,514)	(89)%
PAH	3,029	2,930	99	3%
PH-COPD and PH-IPF	14	30	(16)	(53)%
Clinical programs	3,363	5,794	(2,431)	(42)%
Research and development infrastructure	1,018	2,507	(1,489)	(59)%
INOpulse engineering	732	1,219	(487)	(40)%
Total research and development expenses	5,113	9,520	(4,407)	(46)%
General and administrative expenses	1,976	4,573	(2,597)	(57)%
Total operating expenses	7,089	14,093	(7,004)	(50)%
Other operating income	—	(1,166)	1,166	(100)%
Loss from operations	(7,089)	(12,927)	5,838	(45)%
Interest income	(30)	(19)	(11)	58%
Net loss	$(7,059)	$(12,908)	$5,849	(45)%

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2016 were $7.1 million compared to $14.1 million for the three months ended March 31, 2015, a decrease of $7.0 million, or 50%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of BCM and to a decrease in research and development infrastructure expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended March 31, 2016 were $5.1 million compared to $9.5 million for the three months ended March 31, 2015, a decrease of $4.4 million, or 46%. Total research and development expenses consisted of the following:

•·            BCM research and development expenses for the three months ended March 31, 2016 were $0.3 million compared to $2.8 million for the three months ended March 31, 2015, a decrease of $2.5 million, or 89%. The decrease was primarily due to us ceasing further clinical development of BCM following the PRESERVATION I results.

•·            PAH research and development expenses were $3.0 million for the three months ended March 31, 2016, compared to $2.9 million for the three months ended March 31, 2015, an increase of $0.1 million, or 3%.

•·            PH-COPD and PH-IPF research and development expenses were $14 thousand and $30 thousand for the three months ended March 31, 2016 and 2015, respectively.

•·            Research and development infrastructure expenses for the three months ended March 31, 2016 were $1.0 million compared to $2.5 million for the three months ended March 31, 2015, a decrease of $1.5 million, or 59%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the transition services agreement, or TSA, on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results.

•·            INOpulse engineering expenses for the three months ended March 31, 2016 were $0.7 million compared to $1.2 million for the three months ended March 31, 2015, a decrease of $0.5 million, or 40%. The decrease was primarily the result of reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015.

     General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2016 were $2.0 million compared to $4.6 million for the three months ended March 31, 2015, a decrease of $2.6 million, or 57%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results.

Other Operating Income. We had no other operating income for the three months ended March 31, 2016 and other operating income for the three months ended March 31, 2015 was $1.2 million. The decrease resulted from the termination of the 2015 Services Agreement with Ikaria on September 30, 2015.

Liquidity and Capital Resources
In the course of our development activities, we have sustained operating losses and expect such losses to continue over the next several years.
We had cash and cash equivalents of $1.3 million and marketable securities of $16.1 million as of March 31, 2016. We received net proceeds of $51.9 million in February 2015 from our initial public offering, or IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.
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
Our existing cash and cash equivalents and marketable securities as of March 31, 2016, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which we expect to enroll the first patient in the first half of 2016. In addition, as of March 31, 2016, we had $10.5 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. We believe, as of March 31, 2016, we have sufficient funds to satisfy our operating cash needs for at least the next 12 months.
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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2016	2015
Operating activities	$(6,693)	$(8,791)
Investing activities	1,703	—
Financing activities	—	54,911
Net change in cash and cash equivalents	$(4,990)	$46,120

Net Cash Used in Operating Activities

Cash used in operating activities for three months ended March 31, 2016 was $6.7 million compared to $8.8 million for the three months ended March 31, 2015, a decrease of $2.1 million, or 24%. The decrease in cash used in operating activities was primarily due to reduced research and development expenses, reduced general and administrative expenses and a change in timing of vendor payments.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $1.7 million primarily due to proceeds from the sale of marketable securities. There were no cash flows from investing activities for the three months ended March 31, 2015.

Net Cash Provided by Financing Activities

Cash provided by financing activities for three months ended March 31, 2016 was zero compared to $54.9 million for three months ended March 31, 2015, which included the net proceeds from our IPO.

Contractual Obligations and Commitments

There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expense, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $1.3 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $16.1 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
We are currently not a party to any material legal proceedings.

Item 1A.                                                Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

We effected the initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-201474) that was declared effective by the SEC on February 13, 2015. On February 19, 2015, we completed the sale of 5,000,000 shares of common stock in our initial public offering, or IPO, at a price to the public of $12.00 per share, resulting in net proceeds to us of $51.9 million, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.

As of March 31, 2016, we have used approximately $34.5 million of the net proceeds of our IPO to fund our Phase 3 clinical development of INOpulse for PAH and for working capital and other general corporate purposes. As of March 31, 2016, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions, federally insured certificates of deposit and corporate or agency bonds rated A or better. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
    None.

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.
None.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1+	Retention Letter by and between the Registrant and Parag Shah dated September 21, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.