Form 10-Q
period 2016-06-30
Bellerophon Therapeutics, Inc.
filed 2016-08-09
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 5, 2016:  14,599,294

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share data)

	As of	As of
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,304	$6,260
Marketable securities	11,920	17,807
Prepaid expenses and other current assets	5,405	5,385
Total current assets	18,629	29,452
Restricted cash, non-current	457	457
Other non-current assets	5,595	6,701
Property and equipment, net	1,597	1,799
Total assets	$26,278	$38,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,020	$1,613
Accrued research and development	2,394	2,825
Accrued expenses	1,673	3,487
Due to Ikaria, Inc.	126	148
Total current liabilities	6,213	8,073
Total liabilities	6,213	8,073
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 13,920,597 and 13,130,800 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	139	131
Preferred stock, $0.01 par value per share; 5,000,000 share authorized, zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	132,798	130,902
Accumulated other comprehensive income (loss)	2	(19)
Accumulated deficit	(112,874)	(100,678)
Total stockholders’ equity	20,065	30,336
Total liabilities and stockholders’ equity	$26,278	$38,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,954	$8,426	$9,067	$17,946
General and administrative	1,205	3,435	3,181	8,008
Total operating expenses	5,159	11,861	12,248	25,954
Other operating income	—	251	—	1,417
Loss from operations	(5,159)	(11,610)	(12,248)	(24,537)
Interest income	22	27	52	46
Pre-tax loss	(5,137)	(11,583)	(12,196)	(24,491)
Income tax benefit (expense)	—	—	—	—
Net loss	$(5,137)	$(11,583)	$(12,196)	$(24,491)
Weighted average shares outstanding:
Basic and diluted	13,093,176	12,910,975	13,073,202	11,554,593
Net loss per share:
Basic and diluted	$(0.39)	$(0.90)	$(0.93)	$(2.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,137)	$(11,583)	$(12,196)	$(24,491)
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	—	—	21	—
Total other comprehensive income	—	—	21	—
Comprehensive loss	$(5,137)	$(11,583)	$(12,175)	$(24,491)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share and per share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
December 31, 2015	13,130,800	$131	$130,902	$(19)	$(100,678)	$30,336
Net loss	—	—	—	—	(12,196)	(12,196)
Other comprehensive income	—	—	—	21	—	21
Sale of common stock in ATM Offering, net of commissions and offering expenses of $149	293,927	3	532	—	—	535
Stock-based compensation	495,870	5	1,364	—	—	1,369
June 30, 2016	13,920,597	$139	$132,798	$2	$(112,874)	$20,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,196)	$(24,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202	183
Stock based compensation	1,369	807
Accretion and amortization of discounts and premiums on marketable securities, net	23	—
Changes in operating assets and liabilities:
Receivables due from Ikaria, Inc.	—	(167)
Prepaid expenses and other current assets	(20)	(237)
Restricted cash held for Ikaria, Inc.	—	4,633
Other non-current assets	1,106	—
Accounts payable, accrued research and development, and accrued expenses	(1,932)	662
Amounts due to Ikaria, Inc.	(22)	590
Net cash used in operating activities	(11,470)	(18,020)
Cash flows from investing activities:
Capital expenditures	(22)	—
Purchase of marketable securities	—	(4,165)
Proceeds from sale of marketable securities	5,885	—
Net cash provided by (used in) investing activities	5,863	(4,165)
Cash flows from financing activities:
Proceeds from sale of membership units	—	1
Proceeds received from exercise of options	—	51
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	651	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	53,827
Net cash provided by financing activities	651	53,879

Net change in cash and cash equivalents	(4,956)	31,694
Cash and cash equivalents at beginning of period	6,260	16,815
Cash and cash equivalents at end of period	$1,304	$48,509
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Unpaid expenses related to ATM Offering	$116	$—
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$21	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company is the continued development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse, with pulmonary arterial hypertension, or PAH, representing the lead indication.

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

On May 5, 2016, the Company filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units~~,~~; either individually or in units.

On May 27, 2016, the Company entered into an At Market Issuance Sales Agreement, or Sales Agreement, with FBR Capital Markets & Co. and MLV & Co. LLC, or the Distribution Agents, pursuant to which the Company may issue and sell shares of the Company's common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of the Company's common stock pursuant to the Sales Agreement, or ATM Offering, will be made under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. As of June 30, 2016, the Company has sold 293,927 shares for gross and net proceeds of $0.7 million and $0.5 million, respectively. Subsequently, during July 2016, the Company received an additional $1.5 million in gross and net proceeds from sales of 678,697 shares of its common stock pursuant to the ATM Offering.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 for the Company are not necessarily indicative of the results expected for the full year.

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

(d) Income Taxes

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
The Company’s estimated tax rate for 2016 is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of June 30, 2016 was approximately $44.4 million. The increase in deferred tax assets in the three and six months ended June 30, 2016 is principally due to the year-to-date loss, adjusted for nondeductible items including stock compensation expense related to the Company’s equity incentive plan, the nondeductible portion of the orphan drug costs, and the orphan drug credits. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is generally recognized in income tax expense (as a benefit). The Company did not have material uncertain tax positions as of June 30, 2016.

(e)  Marketable Securities

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

(f) Research and Development Expense

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

(g) New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.
In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is assessing ASU 2014-15’s impact and will adopt it when effective.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is assessing ASU 2016-01’s impact and will adopt it when effective.
In February 2016, the FASB issued ASU 2016-02, "Leases," which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing ASU 2016-02’s impact and will adopt it when effective.
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
The Company had cash and cash equivalents of $1.3 million and marketable securities of $11.9 million as of June 30, 2016. The Company received net proceeds of $51.9 million in February 2015 as a result of the IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.
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
The Company's existing cash and cash equivalents and marketable securities as of June 30, 2016 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which the Company enrolled the first patient in June 2016. In addition, as of June 30, 2016, the Company had $9.8 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH.
On May 27, 2016, the Company entered into the Sales Agreement, with the Distribution Agents, pursuant to which the Company may issue and sell shares of the Company's common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of the Company's common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016. As of June 30, 2016, the Company had sold 293,927 shares for gross and net proceeds of $0.7 million and $0.5 million, respectively. Subsequently, during July 2016, the Company received an additional $1.5 million in gross and net proceeds from sales of 678,697 shares of its common stock pursuant to the ATM Offering.
The Company believes, as of June 30, 2016, its existing funds, combined with the additional funding available under the ATM Offering, will be sufficient to satisfy its operating cash needs for at least the next 12 months.
During December 2015, the Company entered into a letter agreement with Global Corporate Finance, or GCF. In accordance with the terms of the letter agreement, the Company has agreed to place with GCF up to $20.0 million of its common stock subject to the execution of a definitive share purchase agreement and registration rights agreement. The Company may not draw down amounts that would result in GCF owning more than 19.9% of the Company's outstanding shares. The first two draw downs under this letter agreement may not exceed $2.0 million. Thereafter, the draw down amounts will depend on the average daily trading volume of the Company's shares. The Company expects its existing funds and additional funding available under the ATM Offering, combined with additional funding anticipated from GCF will be sufficient to complete the first of two PAH Phase 3 trials.
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

(4) Marketable Securities

The Company considers all of its current investments to be available-for-sale. Marketable securities as of June 30, 2016 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	8,209	—	—	8,209
Corporate bonds	2,459	2	—	2,461
Agency bonds	1,250	—	—	1,250
Total	11,918	2	—	11,920

Marketable securities as of December 31, 2015, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	10,140	—	—	10,140
Corporate bonds	4,938	—	(11)	4,927
Agency bonds	2,748	—	(8)	2,740
Total	17,826	—	(19)	17,807

Maturities of marketable securities classified as available-for-sale were as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Due within one year	9,495	10,230
Due after one year through two years	2,425	7,577
	11,920	17,807

(5) Income Taxes

The effective tax rate for each of the three and six months ended June 30, 2016 and 2015 was 0.0%. For the three and six months ended June 30, 2016 and 2015, the effective rate was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

As of June 30, 2016, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

As of June 30, 2016, there was approximately $3.5 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.9 years.

No tax benefit was recognized during the six months ended June 30, 2016 and 2015 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

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

The weighted average grant-date fair value of options issued during the six months ended June 30, 2016 and 2015 was $1.53 and $7.25, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Valuation assumptions:
Risk-free rate	1.34%	1.56%
Expected volatility	81.73%	80.23%
Expected term (years)	6.1	6.1
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2016 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	228,000	1.94	-	2.30	2.17
Exercised	—
Forfeited	(26,710)	10.22	-	13.28	11.40
Options outstanding as of June 30, 2016	906,470	$1.94	-	13.28	$9.61	8.6
Options vested and exercisable as of June 30, 2016	345,243	$4.12	-	13.28	$12.66	8.1

Restricted Stock

All restricted stock awards granted under the 2015 Plan to date were in relation to 2015 incentives for employees or compensation to members of the Board of Directors and vest in full one year or less from the grant date.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2016 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2015	77,793	$3.99	$0.3	0.7
Granted	519,871	2.40	1.3
Forfeited	(24,001)	3.69	(0.1)
Restricted stock outstanding as of June 30, 2016	573,663	$2.56	$1.5	0.4

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

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the six months ended June 30, 2016, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Exercised	—
Forfeited	(15,563)	0.26	-	11.65	6.41
Options outstanding as of June 30, 2016	98,146	$7.77	-	17.92	$9.33	4.7
Options vested and exercisable as of June 30, 2016	98,146	$7.77	-	17.92	$9.33	4.7

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2016 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Research and development	$237	$77	$453	$242
General and administrative	531	286	916	565
Total expense	$768	$363	$1,369	$807

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
On July 27, 2015, the Company entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse platform for the treatment of three additional indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications.
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

The following table summarizes the amounts recorded under the TSA and the 2015 Services Agreement for the three and six months ended June 30, 2015:

(in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Expense in connection with the TSA	$2.3	$4.6
Other operating income in connection with the 2015 Services Agreement	(0.3)	(1.4)
Expense in connection with the 2015 Services Agreement	—	0.1

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

The Company reported a net loss for the three and six months ended June 30, 2016 and 2015, therefore diluted net loss per share is the same as the basic net loss per share.

As of June 30, 2016, the Company had 1,004,616 options to purchase shares and 573,663 restricted shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	—	$11,920	—	$11,920

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

The following table summarizes restructuring activities for the six months ended June 30, 2016:

Amounts
(in thousands)
Accrual balance at December 31, 2015	$969
Reversals (a)	(352)
Cash payments	(313)
Accrual balance at June 30, 2016 (b)	$304

(a) Credited to general and administrative expense
(b) Included in Accrued expenses.

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

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary delivery system, INOpulse, with pulmonary arterial hypertension, or PAH, representing the lead indication. Our INOpulse platform is based on our proprietary pulsatile nitric oxide delivery device.
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials, undertaken either sequentially or in parallel, with the first patient enrolled in June 2016.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and we are planning further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension". We plan to build upon this and other work we have done over recent quarters to continue Phase 2 testing for the use of the INOpulse device for PH-COPD patients.
We have begun clinical testing of the INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF, based on feedback from the medical community and the large unmet medical need for this condition. Our first patient was enrolled in our Phase 2 study in May 2016. In addition, other opportunities for the application of our INOpulse platform include the following indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness.
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

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with the development of our product candidates.
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
•upfront and development milestone payments and license fees related to in-licensed products and technology; and
•costs associated with non-clinical activities and regulatory approvals.
We expense research and development costs as incurred.
Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including continuing the Phase 3 PAH program for INOpulse, advancing INOpulse for PH-IPF, advancing INOpulse for PH-COPD, and seeking to identify additional early-stage product candidates.
We track external research and development expenses and direct personnel expenses on a program-by-program basis. We use our employee and infrastructure resources, including regulatory, quality, clinical supply distribution, clinical development and clinical operations, across our clinical development programs and have included these expenses in research and development infrastructure. Engineering activities related to INOpulse and the manufacture of cartridges related to INOpulse are included in INOpulse engineering.
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
INOpulse for PAH
In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH, which reinforced the results from Part 1 of our Phase 2 clinical trial of INOpulse for PAH from October 2014. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we are moving forward with Phase 3 development and enrolled our first patient in June 2016.
INOpulse for PH-COPD
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and we are planning further Phase 2 testing in 2016 to demonstrate the potential benefit of INOpulse on exercise capacity. We received health authority approval in Belgium and plan to enroll the first patient in the third quarter of 2016.
INOpulse for PH-IPF
We initiated our Phase 2 studies in PH-IPF consisting of an exploratory acute hemodynamic study, for which the first patient was enrolled in May 2016, to be followed by exercise capacity.
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

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of long-term oxygen therapy via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. Our second generation INOpulse device, as well as a custom triple-lumen cannula, have several significantly improved characteristics. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flextronics, to manufacture and service the INOpulse devices that we have begun using and will continue to use in future clinical trials of INOpulse for PAH and INOpulse for PH-COPD and PH-IPF.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and costs related to executive, finance, business development, marketing, legal and human resources functions. Other general and administrative expenses include corporate facilities, patent filing, patent prosecution, professional fees for legal, insurance, consulting, information technology and auditing and tax services not otherwise included in research and development expenses.

 Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$35	$3,834	$(3,799)	(99)%
PAH	2,382	509	1,873	368%
PH-COPD and PH-IPF	40	(95)	135	(142)%
Clinical programs	2,457	4,248	(1,791)	(42)%
Research and development infrastructure	1,222	2,638	(1,416)	(54)%
INOpulse engineering	275	1,540	(1,265)	(82)%
Total research and development expenses	3,954	8,426	(4,472)	(53)%
General and administrative expenses	1,205	3,435	(2,230)	(65)%
Total operating expenses	5,159	11,861	(6,702)	(57)%
Other operating income	—	251	(251)	(100)%
Loss from operations	(5,159)	(11,610)	6,451	(56)%
Interest income	22	27	(5)	(19)%
Net loss	$(5,137)	$(11,583)	$6,446	(56)%

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2016 were $5.2 million compared to $11.9 million for the three months ended June 30, 2015, a decrease of $6.7 million, or 57%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of BCM, reduced general and administration expenses, and to a decrease in research and development infrastructure expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2016 were $4.0 million compared to $8.4 million for the three months ended June 30, 2015, a decrease of $4.4 million, or 53%. Total research and development expenses consisted of the following:

•BCM research and development expenses for the three months ended June 30, 2016, were $35.0 thousand compared to $3.8 million for the three months ended June 30, 2015, a decrease of $3.8 million, or 99%. The decrease was primarily due to us ceasing further clinical development of BCM following the PRESERVATION I results.

•PAH research and development expenses were $2.4 million for the three months ended June 30, 2016, compared to $0.5 million for the three months ended June 30, 2015, an increase of $1.9 million, or 368%. The increase was primarily driven by increased costs related to the first of two INOpulse for PAH Phase 3 trials and the reversal of an accrual in the prior period partially offset by reduced costs for the PAH Phase 2 trial.

•PH-COPD and PH-IPF research and development expenses were $40.0 thousand and $(95.0) thousand for the three months ended June 30, 2016 and 2015, respectively.

•Research and development infrastructure expenses for the three months ended June 30, 2016 were $1.2 million compared to $2.6 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 54%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the transition services agreement, or TSA, on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results.

•INOpulse engineering expenses for the three months ended June 30, 2016 were $0.3 million compared to $1.5 million for the three months ended June 30, 2015, a decrease of $1.3 million, or 82%. The decrease was primarily the result of reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015, in addition to a reduction in development costs for the INOpulse device and triple-lumen cannula.

     General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2016 were $1.2 million compared to $3.4 million for the three months ended June 30, 2015, a decrease of $2.2 million, or 65%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the TSA on September

30, 2015, reduced personnel and consulting costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results, and the reversal of a restructuring accrual.

Other Operating Income. We had no other operating income for the three months ended June 30, 2016 and other operating income for the three months ended June 30, 2015 was $0.3 million related to the 2015 Services Agreement with Ikaria. The decrease resulted from the termination of the 2015 Services Agreement with Ikaria on September 30, 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$355	$6,668	$(6,313)	(95)%
PAH	5,411	3,439	1,972	57%
PH-COPD and PH-IPF	54	(65)	119	(183)%
Clinical programs	5,820	10,042	(4,222)	(42)%
Research and development infrastructure	2,240	5,145	(2,905)	(56)%
INOpulse engineering	1,007	2,759	(1,752)	(64)%
Total research and development expenses	9,067	17,946	(8,879)	(49)%
General and administrative expenses	3,181	8,008	(4,827)	(60)%
Total operating expenses	12,248	25,954	(13,706)	(53)%
Other operating income	—	1,417	(1,417)	(100)%
Loss from operations	(12,248)	(24,537)	12,289	(50)%
Interest income	52	46	6	13%
Net loss	$(12,196)	$(24,491)	$12,295	(50)%

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2016 were $12.2 million compared to $26.0 million for the six months ended June 30, 2015, a decrease of $13.7 million, or 53%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of BCM, reduced general and administration expenses, and to a decrease in research and development infrastructure expenses.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2016 were $9.1 million compared to $17.9 million for the six months ended June 30, 2015, a decrease of $8.8 million, or 49%. Total research and development expenses consisted of the following:

•BCM research and development expenses for the six months ended June 30, 2016 were $0.4 million compared to $6.7 million for the six months ended June 30, 2015, a decrease of $6.3 million, or 95%. The decrease was primarily due to us ceasing further clinical development of BCM following the PRESERVATION I results.

•PAH research and development expenses were $5.4 million for the six months ended June 30, 2016, compared to $3.4 million for the six months ended June 30, 2015, an increase of $2.0 million, or 57%. The increase was primarily driven by increased costs related to the first of two INOpulse for PAH Phase 3 trials and the reversal of an accrual in the prior period partially offset by reduced costs for the PAH Phase 2 trial.

•PH-COPD and PH-IPF research and development expenses were $54.0 thousand and $(65.0) thousand for the six months ended June 30, 2016 and 2015, respectively.

•Research and development infrastructure expenses for the six months ended June 30, 2016 were $2.2 million compared to $5.1 million for the six months ended June 30, 2015, a decrease of $2.9 million, or 56%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the transition services agreement, or TSA, on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results.

•INOpulse engineering expenses for the six months ended June 30, 2016, were $1.0 million compared to $2.8 million for the six months ended June 30, 2015, a decrease of $1.8 million, or 64%. The decrease was primarily the result of reduced expenses payable to Ikaria as a result of the termination of the TSA, on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results.

     General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2016 were $3.2 million compared to $8.0 million for the six months ended June 30, 2015, a decrease of $4.8 million, or 60%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015, reduced personnel and consulting costs as a result of the restructuring that occurred in 2015 following the PRESERVATION I results, and the reversal of a restructuring accrual.

Other Operating Income. We had no other operating income for the six months ended June 30, 2016 and other operating income for the six months ended June 30, 2015 was $1.4 million related to the 2015 Services Agreement with Ikaria. The decrease resulted from the termination of the 2015 Services Agreement with Ikaria on September 30, 2015.

Liquidity and Capital Resources
In the course of our development activities, we have sustained operating losses and expect such losses to continue over the next several years.
We had cash and cash equivalents of $1.3 million and marketable securities of $11.9 million as of June 30, 2016. We received net proceeds of $51.9 million in February 2015 from our initial public offering, or IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, conduct clinical trials and seek regulatory approval for our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.
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
Our existing cash and cash equivalents and marketable securities as of June 30, 2016, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which we enrolled the first patient in June 2016. In addition, as of June 30, 2016, we had $9.8 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH.
On May 27, 2016, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with FBR Capital Markets & Co. and MLV & Co. LLC, or the Distribution Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of our common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under our effective shelf registration statement on Form S-3 and the related prospectus supplement. As of June 30, 2016, we have sold 293,927 shares for gross and net proceeds of $0.7 million and $0.5 million, respectively. Subsequently, during July 2016, we received an additional $1.5 million in gross and net proceeds from sales of 678,697 shares of our common stock pursuant to the ATM Offering.
We believe, as of June 30, 2016, our existing funds, combined with the additional available under the ATM Offering, will be sufficient to satisfy our operating cash needs for at least the next 12 months.
During December 2015, we entered into a letter agreement with Global Corporate Finance, or GCF. In accordance with the terms of the letter agreement, we have agreed to place with GCF up $20 million of our common stock subject to the execution of a definitive share purchase agreement and registration rights agreement. We may not draw down amounts that would result in GCF owning more than 19.9% of our outstanding shares. The first two draw downs under this letter agreement may not exceed $2 million. Thereafter, the draw down amounts will depend on the average daily trading volume of our shares. We expect our existing funds and additional funding available under the ATM Offering, combined with additional funding anticipated from GCF will be sufficient to complete the first of two PAH Phase 3 trials.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2016	2015
Operating activities	$(11,470)	$(18,020)
Investing activities	5,863	(4,165)
Financing activities	651	53,879
Net change in cash and cash equivalents	$(4,956)	$31,694

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was $11.5 million compared to $18.0 million for the six months ended June 30, 2015, a decrease of $6.6 million, or 36%. The decrease in cash used in operating activities was primarily due to reduced research and development expenses, reduced general and administrative expenses and a change in timing of vendor payments.

Net Cash Provided by/(Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2016 was $5.9 million primarily due to proceeds from the sale of marketable securities. Cash used in investing activities for the six months ended June 30, 2015 was $(4.2) million for the purchase of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was $0.7 million, which included the net proceeds from our ATM Offering, compared to $53.9 million for the six months ended June 30, 2015, which included the net proceeds from our IPO.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

During the six months ended June 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $1.3 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $11.9 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, we have used approximately $38.7 million of the net proceeds of our IPO to fund our Phase 3 clinical development of INOpulse for PAH and for working capital and other general corporate purposes. As of June 30, 2016, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions, federally insured certificates of deposit and corporate or agency bonds rated A or better. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On May 27, 2016, we entered into the Sales Agreement, with the Distribution Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of our common stock pursuant to the Sales Agreement will be made under our effective shelf registration statement on Form S-3 (File No. 333-211166), declared effective on May 23, 2016, and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016. As of June 30, 2016, we issued 293,927 shares of common stock resulting in gross and net proceeds to us of $0.7 million and $0.5 million, respectively. As of June 30, 2016, we have not used any of the net proceeds from these sales. There has been no material change in our planned use of the net proceeds from the offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

BELLEROPHON THERAPEUTICS, INC.

Date: August 9, 2016	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3/A (File No. 333- 211166), filed with the SEC on May 18, 2016).
4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File No. 333- 211166), filed with the SEC on May 18, 2016).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document