Form 10-Q
period 2016-09-30
Bellerophon Therapeutics, Inc.
filed 2016-11-08
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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

The number of shares outstanding of the registrant’s common stock as of November 7, 2016: 14,506,997

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

·            our ability to obtain adequate financing to meet our future operational and capital needs;

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share data)

	As of	As of
	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,930	$6,260
Marketable securities	7,230	17,807
Prepaid expenses and other current assets	6,365	5,385
Total current assets	17,525	29,452
Restricted cash, non-current	457	457
Other non-current assets	3,304	6,701
Property and equipment, net	1,498	1,799
Total assets	$22,784	$38,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,235	$1,613
Accrued research and development	1,085	2,825
Accrued expenses	1,302	3,487
Due to Ikaria, Inc.	166	148
Total current liabilities	4,788	8,073
Total liabilities	4,788	8,073
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 14,506,997 and 13,130,800 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	145	131
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	134,921	130,902
Accumulated other comprehensive loss	(1)	(19)
Accumulated deficit	(117,069)	(100,678)
Total stockholders’ equity	17,996	30,336
Total liabilities and stockholders’ equity	$22,784	$38,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$2,472	$7,090	$11,539	$25,036
General and administrative	1,745	4,329	4,926	12,337
Total operating expenses	4,217	11,419	16,465	37,373
Other operating income	—	250	—	1,667
Loss from operations	(4,217)	(11,169)	(16,465)	(35,706)
Interest income	22	27	74	73
Loss before taxes	(4,195)	(11,142)	(16,391)	(35,633)
Income tax benefit	—	—	—	—
Net loss	$(4,195)	$(11,142)	$(16,391)	$(35,633)
Weighted average shares outstanding:
Basic and diluted	13,854,188	12,911,905	13,335,358	12,012,002
Net loss per share:
Basic and diluted	$(0.30)	$(0.86)	$(1.23)	$(2.97)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,195)	$(11,142)	$(16,391)	$(35,633)
Other comprehensive (loss) income
Unrealized gain (loss) on available-for-sale marketable securities	(3)	1	18	1
Total other comprehensive (loss) income	(3)	1	18	1
Comprehensive loss	$(4,198)	$(11,141)	$(16,373)	$(35,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
December 31, 2015	13,130,800	$131	$130,902	$(19)	$(100,678)	$30,336
Net loss	—	—	—	—	(16,391)	(16,391)
Other comprehensive income	—	—	—	18	—	18
Sale of common stock in ATM Offering, net of commissions and offering expenses of $149	973,024	10	2,003	—	—	2,013
Stock-based compensation, net	403,173	4	2,016	—	—	2,020
September 30, 2016	14,506,997	$145	$134,921	$(1)	$(117,069)	$17,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,391)	$(35,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301	273
Stock-based compensation	2,148	1,244
Accretion and amortization of discounts and premiums on marketable securities, net	29	5
Changes in operating assets and liabilities:
Receivables due from Ikaria, Inc.	—	(250)
Prepaid expenses and other current assets	(980)	158
Restricted cash held for Ikaria, Inc.	—	6,949
Restricted cash held as security deposit	—	(457)
Other non-current assets	3,397	—
Accounts payable, accrued research and development, and accrued expenses	(3,316)	(1,826)
Amounts due to Ikaria, Inc.	18	570
Net cash used in operating activities	(14,794)	(28,967)
Cash flows from investing activities:
Capital expenditures	(22)	(424)
Purchase of marketable securities	—	(18,865)
Proceeds from sale of marketable securities	10,566	1,470
Net cash provided by (used in) investing activities	10,544	(17,819)
Cash flows from financing activities:
Proceeds from sale of membership units	—	1
Proceeds received from exercise of stock options	—	51
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	2,048	—
Tax withholding payments for stock compensation	(128)	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	53,827
Net cash provided by financing activities	1,920	53,879

Net change in cash and cash equivalents	(2,330)	7,093
Cash and cash equivalents at beginning of period	6,260	16,815
Cash and cash equivalents at end of period	$3,930	$23,908
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Unpaid expenses related to ATM Offering	$35	$—
Non-cash investing activities:
Change in unrealized holding losses on marketable securities, net	$18	$1

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

On May 5, 2016, the Company filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units.

On May 27, 2016, the Company entered into an At Market Issuance Sales Agreement, or Sales Agreement, with FBR Capital Markets & Co. and MLV & Co. LLC, or the Distribution Agents, pursuant to which the Company may issue and sell shares of the Company's common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of the Company's common stock pursuant to the Sales Agreement, or ATM Offering, will be made under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. As of September 30, 2016, the Company has sold 973,024 shares for gross and net proceeds of $2.2 million and $2.0 million, respectively.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 for the Company are not necessarily indicative of the results expected for the full year.

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
The Company’s estimated tax rate for 2016 is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of September 30, 2016 was approximately $47.7 million. The increase in deferred tax assets in the three and nine months ended

September 30, 2016 is principally due to the year-to-date loss, adjusted for nondeductible items including stock compensation expense related to the Company’s equity incentive plan, the nondeductible portion of orphan drug costs, and orphan drug federal income tax credits. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. The Company did not have material uncertain tax positions as of September 30, 2016.

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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is assessing ASU 2016-15’s impact and will adopt it when effective.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years.
The Company had cash and cash equivalents of $3.9 million and marketable securities of $7.2 million as of September 30, 2016. The Company received net proceeds of $51.9 million in February 2015 as a result of the IPO, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million.
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
The Company's existing cash and cash equivalents and marketable securities as of September 30, 2016 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which the Company enrolled the first patient in June 2016. As of September 30, 2016, the Company had $8.6 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH The corresponding prepayments balance as of December 31, 2015 was $11.3 million.
On May 27, 2016, the Company entered into a Sales Agreement, with Distribution Agents, pursuant to which the Company may issue and sell shares of the Company's common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of the Company's common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016. As of September 30, 2016, the Company had sold 973,024 shares for gross and net proceeds of $2.2 million and $2.0 million, respectively.
During December 2015, the Company entered into a letter agreement with Global Corporate Finance, or GCF. In accordance with the terms of the letter agreement, the Company has agreed to place with GCF up to $20.0 million of its common stock subject to the execution of a definitive share purchase agreement and registration rights agreement. The Company may not draw down amounts that would result in GCF owning more than 19.9% of the Company's outstanding shares. The first two drawdowns under this letter agreement may not exceed $2.0 million. Thereafter, the drawdown amounts will depend on the average daily trading volume of the Company's shares. At September 30, 2016, the amount that could be drawn down under this agreement was approximately $4.0 million.
The Company continues to pursue potential sources of funding, including equity financing.
The Company believes, as of September 30, 2016, its existing funds, combined with the additional funding available under the ATM Offering, along with alternatives available to the Company, as discussed above, will be sufficient to satisfy its operating cash needs for at least the next 12 months. However, if the Company is unable to raise capital on acceptable terms, it plans to reduce research and development expenses until additional funding becomes available by postponing certain programs and to reduce certain general and administrative expenses, as well as move certain external costs in house.
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
If the Company is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts. Moreover, if the Company is unable to obtain additional funds on a timely basis, there will be substantial doubt about its ability to continue as a going concern.

(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities as of September 30, 2016 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	5,274	—	—	5,274
Corporate bonds	1,957	—	(1)	1,956
Total	7,231	—	(1)	7,230

Marketable securities as of December 31, 2015, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	10,140	—	—	10,140
Corporate bonds	4,938	—	(11)	4,927
Agency bonds	2,748	—	(8)	2,740
Total	17,826	—	(19)	17,807

Maturities of marketable securities classified as available-for-sale were as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Due within one year	6,533	10,230
Due after one year through two years	697	7,577
	7,230	17,807

(5) Income Taxes

The effective tax rate for each of the three and nine month periods ended September 30, 2016 and 2015, respectively was 0.0%. For the three and nine months ended September 30, 2016 and 2015, the effective rate was lower than the federal statutory rates primarily due to losses incurred and a full valuation allowance on deferred tax assets.

As of September 30, 2016, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation.

As of September 30, 2016, there was approximately $2.7 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.9 years.

No tax benefit was recognized during the nine months ended September 30, 2016 and 2015 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Stock Options

Compensation expense is measured based on the fair value of the stock option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.

     During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant of stock options. Following the effectiveness of the Company’s registration statement filed in connection with its IPO, no stock options may be granted under the 2014 Plan. The awards granted under the 2014 Plan generally have a vesting period of four years, of which 25% of the awards vest on the second anniversary of grant date, 25% vest on the third anniversary and the remaining 50% vest on the fourth anniversary of the grant date. The awards granted under the 2015 Plan have a vesting period of either three or four years, of which equal annual installments vest over the vesting period, either beginning on the date of grant or on the one-year anniversary of the date of grant.

The weighted average grant-date fair value of stock options issued during the nine months ended September 30, 2016 and 2015 was $1.52 and $6.55, respectively. The following are the weighted average assumptions used in estimating the fair value of stock options issued during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Valuation assumptions:
Risk-free rate	1.34%	1.60%
Expected volatility	81.8%	79.2%
Expected term (years)	6.1	6.1
Dividend yield	—	—

A summary of stock option activity under the 2015 Plan and 2014 Plan for the nine months ended September 30, 2016 is presented below:

	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	230,000	1.40	-	2.30	2.17
Exercised	—
Forfeited	(45,072)	10.22	-	13.28	11.68
Options outstanding as of September 30, 2016	890,108	$1.40	-	13.28	$9.54	8.3
Options vested and exercisable as of September 30, 2016	334,025	$4.12	-	13.28	$12.58	7.8

Restricted Stock

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2015	77,793	$3.99	$0.3	0.7
Granted	519,871	2.40	1.2
Released	(251,842)	2.86	(0.7)
Forfeited	(24,001)	3.69	(0.1)
Restricted stock outstanding as of September 30, 2016	321,821	$2.33	$0.7	0.3

Ikaria Equity Incentive Plans prior to February 12, 2014

Stock Options

Following the internal reorganization of Ikaria, in February 2014, Ikaria distributed all of the Company's then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock. The Company refers to Ikaria’s distribution of the Company's then outstanding units to its stockholders as the Spin-Out. In February 2014, prior to the Spin-Out, each Ikaria stock option, other than stock options held by non-accredited investors who were also not employees of Ikaria, was adjusted such that it became an option to acquire the same number of shares of Ikaria non-voting common stock as were subject to the Ikaria stock option, or an Adjusted Ikaria Option, and an option to acquire the same number of non-voting limited liability company units of the Company as the number of shares of Ikaria non-voting common stock that were subject to the Ikaria stock option, or a Bellerophon Option. There were 618,212 Bellerophon Options issued as a result of the adjustment of Ikaria stock options. The vesting of each Adjusted Ikaria Option and Bellerophon Option was fully accelerated on the date of the Spin-Out and all related compensation expense was recognized as an expense by Ikaria.

Prior to and in connection with the Spin-Out, the exercise price of each Adjusted Ikaria Option and Bellerophon Option was adjusted by allocating the relative post Spin-Out estimated fair values of Ikaria and the Company in a ratio of 85% and 15%, respectively, to the original Ikaria option exercise price. The expiration date of the options was not modified.

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the nine months ended September 30, 2016, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Exercised	—
Forfeited	(25,542)	0.26	-	17.92	8.13
Options outstanding as of September 30, 2016	88,167	$7.77	-	17.92	$9.16	4.6
Options vested and exercisable as of September 30, 2016	88,167	$7.77	-	17.92	$9.16	4.6

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2016 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Research and development	$203	$32	$656	$274
General and administrative	576	405	1,492	970
Total stock-based compensation expense	$779	$437	$2,148	$1,244

(7) Related-Party Transactions

During the years ended December 31, 2014 and 2013, Ikaria was a related party of the Company. Included below and elsewhere in the financial statements are transactions and balances that relate to agreements entered into while Ikaria was a related party of the Company. Amendments to those agreements entered into during the year ended December 31, 2015, were entered into while the Company was no longer a related party.
Separation and Distribution Agreement
In connection with the Spin-Out, in February 2014, the Company and Ikaria entered into a separation and distribution agreement which set forth provisions relating to the separation of the Company’s business from Ikaria’s other businesses. The separation and distribution agreement described the assets and liabilities that remained with or were transferred to the Company and those that remained with or were transferred to Ikaria. The separation and distribution agreement provided for a full and complete release and discharge of all liabilities between Ikaria and the Company, except as expressly set forth in the agreement. The Company and Ikaria each agreed to indemnify, defend and hold harmless the other party and its subsidiaries, and each of their respective past and present directors, officers and employees, and each of their respective permitted successors and assigns, from any and all damages relating to, arising out of or resulting from, among other things, the Company’s business and certain additional specified liabilities or Ikaria’s business and certain additional specified liabilities, as applicable.
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

Transition Services Agreement

In February 2014, the Company and Ikaria entered into a transition services agreement, or the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. Ikaria also agreed to use reasonable efforts to provide the Company with the use of office space at Ikaria’s headquarters in Hampton, New Jersey pursuant to the terms of the TSA. In July 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Concurrently, the Company also entered into a new lease agreement for its office space. In exchange for the services, beginning in February 2014, the Company was obligated to pay Ikaria monthly services fees in the amount of $772,000 plus out-of-pocket expenses and certain other expenses. Following the final payment in October 2015, the Company no longer had accrued expenses due to Ikaria in connection with the TSA.

At the time of the Spin-Out, the Company deposited the sum of $18.5 million, representing the aggregate of the $772,000 monthly service fees payable by the Company under the TSA, in escrow to guarantee payment of the monthly services fees by the Company. Pursuant to the July 2015 amendment, during October 2015, the Company received from escrow $3.3 million, which was equal to the amount it deposited to pay amounts owed to Ikaria under the TSA for the period from October 1, 2015 to February 9, 2016.

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

The following table summarizes the amounts recorded under the TSA and the 2015 Services Agreement for the three and nine months ended September 30, 2015:

(in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Expense in connection with the TSA	$2.4	$7.0
Other operating income in connection with the 2015 Services Agreement	(0.2)	(1.7)
Expense in connection with the 2015 Services Agreement	—	0.1

Supply Agreements

In February 2014, the Company entered into drug supply and device supply agreements with a subsidiary of Ikaria. Under these agreements, Ikaria agreed to use commercially reasonable efforts to supply inhaled nitric oxide and nitric oxide delivery devices for use in the Company’s clinical trials, and in the case of the drug supply agreement, the Company has agreed to purchase its clinical supply of inhaled nitric oxide from Ikaria. The Company also granted Ikaria a right of first negotiation in the event that the Company desired to enter into a commercial supply agreement with a third party for supply of nitric oxide for inhalation. The device supply agreement expired on February 9, 2015, and no amounts were due to Ikaria under that agreement as of March 31, 2015, or any subsequent periods.
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

The Company reported a net loss for the three and nine months ended September 30, 2016 and 2015, therefore diluted net loss per share is the same as the basic net loss per share.

As of September 30, 2016, the Company had 978,275 options to purchase shares and 321,821 restricted shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	—	$7,230	—	$7,230

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

The Company offered severance benefits to the affected employees, including cash severance payments. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company.

The following table summarizes restructuring activities for the nine months ended September 30, 2016:

Amounts
(in thousands)
Accrual balance at December 31, 2015	$969
Reversals (a)	(352)
Cash payments	(393)
Accrual balance at September 30, 2016 (b)	$224

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
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials, undertaken either sequentially or in parallel. The first of the two Phase 3 trials has been initiated with the first patient enrolled in June 2016. We plan to have our Data Monitoring Committee conduct an unblinded interim analysis on the first trial after approximately half of the subjects have completed a total of 18 weeks to assess for efficacy, futility and potential sample size reassessment.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and we have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension". Building upon this and other work we have done over recent quarters, we have initiated Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016.
We have begun clinical testing of the INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF, based on feedback from the medical community and the large unmet medical need for this condition. Our first patient was enrolled in our Phase 2 study in the second quarter of 2016. In addition, other opportunities for the application of our INOpulse platform include the following indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness.
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
•expenses incurred under agreements with contract research organizations, investigative sites that conduct our clinical trials and consultants that conduct a portion of our preclinical studies;
•expenses relating to vendors in connection with research and development activities;
•the cost of acquiring and manufacturing clinical trial materials;
•facilities and allocated expenses;
•lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our preclinical and clinical activities;
•device development and drug manufacturing engineering;
•upfront and development milestone payments and license fees related to in-licensed products and technology; and
•costs associated with non-clinical activities and regulatory approvals.
We expense research and development costs as incurred.
Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including continuing the Phase 3 PAH program for INOpulse, advancing INOpulse for PH-IPF, advancing INOpulse for PH-COPD, and seeking to identify additional early-stage product candidates.
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
It is difficult to determine with certainty the duration and completion costs of our current or any future preclinical programs and any of our current or future clinical trials and any future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of any future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could change significantly the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential, including the likelihood of regulatory approval on a timely basis.
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
INOpulse for PH-COPD
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and we are planning further Phase 2 testing in 2016 to demonstrate the potential benefit of INOpulse on exercise capacity. We received health authority approval in Belgium and enrolled the first patient in October 2016.
INOpulse for PH-IPF
We initiated our Phase 2 studies in PH-IPF consisting of an exploratory acute hemodynamic study, for which the first patient was enrolled in the second quarter of 2016, to be followed by exercise capacity.
BCM
Our Bioabsorbable Cardiac Matrix, or BCM, is a medical device intended to prevent congestive heart failure following an ST segment elevation myocardial infarction, which is a type of severe heart attack. We initiated a clinical trial of BCM in December 2011, which we call our PRESERVATION I trial, and enrolled the first patient in April 2012. We completed enrollment of this trial in December 2014, with 303 patients having completed the treatment procedure at almost 90 clinical sites in Europe, Australia, North America and Israel. Top-line results from the randomized, double-blind, placebo-controlled clinical trial were announced in July 2015. From a safety perspective, we observed no significant difference in adverse events rates between patients in the BCM and placebo treatment groups. However, the data showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and secondary endpoints in the trial. Following the results of our PRESERVATION I clinical trial, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward.

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

 Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$16	$720	$(704)	(98)%
PAH	856	3,008	(2,152)	(72)%
PH-COPD and PH-IPF	11	(14)	25	(179)%
Clinical programs	883	3,714	(2,831)	(76)%
Research and development infrastructure	1,106	2,072	(966)	(47)%
INOpulse engineering	483	1,304	(821)	(63)%
Total research and development expenses	2,472	7,090	(4,618)	(65)%
General and administrative expenses	1,745	4,329	(2,584)	(60)%
Total operating expenses	4,217	11,419	(7,202)	(63)%
Other operating income	—	250	(250)	(100)%
Loss from operations	(4,217)	(11,169)	6,952	(62)%
Interest income	22	27	(5)	(19)%
Net loss	$(4,195)	$(11,142)	$6,947	(62)%

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2016 were $4.2 million compared to $11.4 million for the three months ended September 30, 2015, a decrease of $7.2 million, or 63%. This decrease was primarily due to reductions in expenses incurred on our clinical programs, reduced research and development infrastructure costs and reduced general and administration expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended September 30, 2016 were $2.5 million compared to $7.1 million for the three months ended September 30, 2015, a decrease of $4.6 million, or 65%. Total research and development expenses consisted of the following:

•BCM research and development expenses for the three months ended September 30, 2016, were $16,000 compared to $0.7 million for the three months ended September 30, 2015, a decrease of $0.7 million, or 98%. The decrease was due to us ceasing further clinical development of BCM following the PRESERVATION I results.

•PAH research and development expenses were $0.9 million for the three months ended September 30, 2016, compared to $3.0 million for the three months ended September 30, 2015, a decrease of $2.2 million, or 72%. The decrease was primarily driven by the closure in 2016 of the PAH Phase 2 trial.

•Research and development infrastructure expenses for the three months ended September 30, 2016 were $1.1 million compared to $2.1 million for the three months ended September 30, 2015, a decrease of $1.0 million, or 47%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015, and reduced personnel costs as a result of the restructuring that occurred in 2015.

•INOpulse engineering expenses for the three months ended September 30, 2016 were $0.5 million compared to $1.3 million for the three months ended September 30, 2015, a decrease of $0.8 million, or 63%. The decrease was primarily the result of reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015, as well as a reduction in development costs for the INOpulse device and triple-lumen cannula and reduced personnel costs as a result of the restructuring that occurred in 2015.

     General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2016 were $1.7 million compared to $4.3 million for the three months ended September 30, 2015, a decrease of $2.6 million, or 60%. The decrease was primarily due to reduced personnel and consulting costs as a result of the restructuring that occurred in 2015 and reduced expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015.

Other Operating Income. We had no other operating income for the three months ended September 30, 2016 and other operating income for the three months ended September 30, 2015 was $0.3 million related to the 2015 Services Agreement with Ikaria.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$371	$7,388	$(7,017)	(95)%
PAH	6,267	6,447	(180)	(3)%
PH-COPD and PH-IPF	65	(79)	144	(182)%
Clinical programs	6,703	13,756	(7,053)	(51)%
Research and development infrastructure	3,346	7,217	(3,871)	(54)%
INOpulse engineering	1,490	4,063	(2,573)	(63)%
Total research and development expenses	11,539	25,036	(13,497)	(54)%
General and administrative expenses	4,926	12,337	(7,411)	(60)%
Total operating expenses	16,465	37,373	(20,908)	(56)%
Other operating income	—	1,667	(1,667)	(100)%
Loss from operations	(16,465)	(35,706)	19,241	(54)%
Interest income	74	73	1	1%
Net loss	$(16,391)	$(35,633)	$19,242	(54)%

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2016 were $16.5 million compared to $37.4 million for the nine months ended September 30, 2015, a decrease of $20.9 million, or 56%. This decrease was primarily due to reductions in research and development expenses pertaining to our development of BCM, reduced research and development infrastructure expenses, reduced INOpulse engineering expenses and reduced general and administration expenses.

Research and Development Expenses.  Total research and development expenses for the nine months ended September 30, 2016 were $11.5 million compared to $25.0 million for the nine months ended September 30, 2015, a decrease of $13.5 million, or 54%. Total research and development expenses consisted of the following:

•BCM research and development expenses for the nine months ended September 30, 2016 were $0.4 million compared to $7.4 million for the nine months ended September 30, 2015, a decrease of $7.0 million, or 95%. The decrease was due to us ceasing further clinical development of BCM following the PRESERVATION I results.

•PAH research and development expenses were $6.3 million for the nine months ended September 30, 2016, compared to $6.4 million for the nine months ended September 30, 2015, a decrease of $0.2 million, or 3%.

•Research and development infrastructure expenses for the nine months ended September 30, 2016 were $3.3 million compared to $7.2 million for the nine months ended September 30, 2015, a decrease of $3.9 million, or 54%. The decrease was primarily due to reduced expenses payable to Ikaria as a result of the termination of the TSA and reduced personnel costs as a result of the restructuring that occurred in 2015.

•INOpulse engineering expenses for the nine months ended September 30, 2016, were $1.5 million compared to $4.1 million for the nine months ended September 30, 2015, a decrease of $2.6 million, or 63%. The decrease was primarily the result of reduced expenses payable to Ikaria as a result of the termination of the TSA, reduced development costs for the INOpulse device and triple-lumen cannula and reduced personnel costs as a result of the restructuring that occurred in 2015.

     General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2016 were $4.9 million compared to $12.3 million for the nine months ended September 30, 2015, a decrease of $7.4 million, or 60%. The decrease was primarily due to reduced personnel and consulting costs as a result of the restructuring that occurred in 2015 and a reduction in expenses payable to Ikaria as a result of the termination of the TSA on September 30, 2015.

Other Operating Income. We had no other operating income for the nine months ended September 30, 2016 and other operating income for the nine months ended September 30, 2015 was $1.7 million related to the 2015 Services Agreement with Ikaria.

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
If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not have a sales, marketing, manufacture or distribution infrastructure for a pharmaceutical product. To develop a commercial infrastructure, we will have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.
We had cash and cash equivalents of $3.9 million and marketable securities of $7.2 million as of September 30, 2016. Our existing cash and cash equivalents and marketable securities as of September 30, 2016, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which we enrolled the first patient in June 2016. As of September 30, 2016, we had $8.6 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2015 was $11.3 million.
On May 27, 2016, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with FBR Capital Markets & Co. and MLV & Co. LLC, or the Distribution Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of our common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under our effective shelf registration statement on Form S-3 and the related prospectus supplement. As of September 30, 2016, we have sold 973,024 shares for gross and net proceeds of $2.2 million and $2.0 million, respectively.
During December 2015, we entered into a letter agreement with Global Corporate Finance, or GCF. In accordance with the terms of the letter agreement, we have agreed to place with GCF up to $20.0 million of our common stock subject to the execution of a definitive share purchase agreement and registration rights agreement. We may not draw down amounts that would result in GCF owning more than 19.9% of our outstanding shares. The first two drawdowns under this letter agreement may not exceed $2.0 million. Thereafter, the drawdown amounts will depend on the average daily trading volume of our shares. At September 30, 2016, the amount that could be drawn down under this agreement was approximately $4.0 million.
We continue to pursue potential sources of funding, including equity financing.
We believe, as of September 30, 2016, our existing funds, combined with the additional funds available under the ATM Offering, along with alternatives available to us as discussed above, will be sufficient to satisfy our operating cash needs for at least the next 12 months. However, if we are unable to raise capital on acceptable terms, we plan to reduce research and development expenses until additional funding becomes available by postponing certain programs and to reduce certain general and administrative expenses, as well as move certain external costs in-house.
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

•	progress and cost of our clinical trials and other research and development activities;

•	our ability to manufacture sufficient supply of our product candidates and the costs thereof;

•	the cost and timing of seeking regulatory approvals;

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the number and development requirements of any other product candidates we pursue;

•	our ability to enter into collaborative agreements and achieve milestones under those agreements;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the cost of filing, prosecuting, defending and enforcing patent applications, claims, patents and other intellectual property rights; and

•	the extent to which we acquire or in-license other products and technologies.
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
If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Operating activities	$(14,794)	$(28,967)
Investing activities	10,544	(17,819)
Financing activities	1,920	53,879
Net change in cash and cash equivalents	$(2,330)	$7,093

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $14.8 million compared to $29.0 million for the nine months ended September 30, 2015, a decrease of $14.2 million, or 49%. The decrease in cash used in operating activities was primarily due to reduced operating expenses.

Net Cash Provided by/(Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2016 was $10.5 million, primarily due to proceeds from the sale of marketable securities. Cash used in investing activities for the nine months ended September 30, 2015 was $17.8 million, primarily for the purchase of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $1.9 million, which included the net proceeds from our ATM Offering, compared to $53.9 million for the nine months ended September 30, 2015, which included the net proceeds from our IPO.

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

During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents of $3.9 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $7.2 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, we have used approximately $40.7 million of the net proceeds of our IPO to fund our Phase 3 clinical development of INOpulse for PAH and for working capital and other general corporate purposes. As of September 30, 2016, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions, federally insured certificates of deposit and corporate or agency bonds rated A or better. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On May 27, 2016, we entered into the Sales Agreement, with the Distribution Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of our common stock pursuant to the Sales Agreement will be made under our effective shelf registration statement on Form S-3 (File No. 333-211166), declared effective on May 23, 2016, and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016. As of September 30, 2016, we issued 973,024 shares of common stock resulting in gross and net proceeds to us of $2.2 million and $2.0 million, respectively. As of September 30, 2016, we have not used any of the net proceeds from these sales. There has been no material change in our planned use of the net proceeds from the offering as described in our prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

BELLEROPHON THERAPEUTICS, INC.

Date: November 8, 2016	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document