Form 10-K
period 2016-12-31
Bellerophon Therapeutics, Inc.
filed 2017-03-13
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No
As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11.9 million, based upon the closing price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock, as of March 2, 2017: 32,039,496
DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017.

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

•	our ability to obtain adequate financing to meet our future operational and capital needs;

•	our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	our ability to comply with government laws and regulations;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;

•	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;

•	our intellectual property position;

•	our expectations related to the use of the remaining proceeds from our initial public offering in February 2015;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding and our ability to obtain additional funding;

•	the success of competing treatments;

•	our competitive position; and

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

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
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA agreed to a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, has been initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a New Drug Application,or NDA, submission for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and we have initiated further Phase 2 testing. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension". Building upon this and other work we have done during recent quarters, we have initiated Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, and enrolled the first patient in October 2016.
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
We have devoted all of our resources to our therapeutic discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have devoted significant time and resources to developing and optimizing INOpulse which operates through the administration of nitric oxide as brief, controlled pulses that are timed to occur at the beginning of a breath.
To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever.

Our Development Program

The following table summarizes key information about INOpulse and indications for which we have worldwide commercialization rights.

From the inception of our business through December 31, 2016, $243.9 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria.  As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

INOpulse

Our INOpulse program is an extension of the technology used in hospitals to deliver continuous-flow inhaled nitric oxide. Use of inhaled nitric oxide is approved by the FDA and certain other regulatory authorities to treat persistent PH of the newborn. Ikaria has marketed continuous-flow inhaled nitric oxide as INOmax for hospital use in this indication since FDA approval in 1999. In October 2013, Ikaria transferred to us exclusive worldwide, royalty-free rights to develop and commercialize pulsed nitric oxide in PAH, PH associated with chronic obstructive pulmonary disease, or PH-COPD, and PH associated with idiopathic pulmonary fibrosis, or PH-IPF. In July 2015, we expanded the scope of our license to allow us to develop our INOpulse program for the treatment of chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness with a royalty equal to 5% of net sales of any commercial products for these three additional indications. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. Our INOpulse program is built on scientific and technical expertise developed for the therapeutic delivery of inhaled nitric oxide. In 2010 and 2012, respectively, Ikaria submitted investigational new drug applications, or INDs, for INOpulse for the treatment of patients with PAH and PH-COPD. PAH is a form of PH that is closely related to persistent PH of the newborn. These INDs were included in the assets that were transferred to us by Ikaria.
Nitric oxide is naturally produced and released by the lining of the blood vessels and results in vascular smooth muscle relaxation, an important factor in regulating blood pressure. Relaxation of the muscles of the blood vessels allows the heart to increase blood flow to tissues and organs of the body, including the lung. When administered through inhalation, nitric oxide acts to selectively reduce pulmonary arterial pressure in the lung with minimal effects on blood pressure outside of the lungs, an important safety consideration.
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
In our previous Phase 2 INOpulse clinical trials, we used the first generation INOpulse device, which we refer to as the INOpulse DS device. Beginning with our Phase 3 trial of INOpulse for PAH in 2016, we have begun using our second generation device, which we refer to as the INOpulse device. The INOpulse device has approximately the same dimensions as a paperback book and weighs approximately 2.5 pounds. The INOpulse device has a simple and intuitive user interface and a battery life of approximately 16 hours when recharged, which takes approximately four hours and can be done while the patient sleeps. Based on the doses we have evaluated in our clinical trials, we expect that most patients will use two cartridges a day. The INOpulse device incorporates our proprietary triple-lumen nasal cannula, safety systems and proprietary software algorithms. The triple-lumen nasal cannula enables more accurate dosing of nitric oxide and minimizes infiltration of oxygen, which can react with nitric oxide to form nitrogen dioxide. Our triple-lumen nasal cannula consists of a thin, plastic tube that is divided into three channels from end-to-end, including at the prongs that are placed in the patient’s nostrils, with one channel delivering inhaled nitric oxide, a second for breath detection and a third available for oxygen delivery. INOpulse is configured to be highly portable and compatible with long-term oxygen therapy, or LTOT, systems via nasal cannula delivery.
The INOpulse device has been well received by patients in the usability research we have conducted. In addition to the baseline testing on the original INOpulse DS device, we have conducted two rounds of testing with COPD and PAH patients to evaluate the user interface, loading mechanism, size, carrying bag and other features. In the usability research we have conducted, all eight patients with experience with the INOpulse DS device responded positively to the INOpulse device, and several of these patients indicated that the ability to take the INOpulse device outside the home would likely reduce concerns with maintaining compliance. We conducted two studies to assess the environmental and the expiratory concentration of nitrogen dioxide associated with use of the INOpulse delivery system. Both studies found that the nitrogen dioxide levels were below the National Ambient Air Quality Standards.
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
During January 2016, the European Patent Office issued a Notice of Intention to Grant a European Patent that provides protection for our INOpulse program. The patent, entitled “System of Administering a Pharmaceutical Gas to a Patient,” covers the ability to provide a known amount of pharmaceutical gas to a patient regardless of the patient inspiration rate or volume and distinguishes the INOpulse® delivery system from others on the market. This patent was granted by the European Patent Office on March 30, 2016, and was subsequently validated in 30 European countries. Also during January 2016, we received European Conformity, or EC, Certification for our proprietary new, INOpulse® drug-device delivery system. This EC Certification grants CE marking on the INOpulse product, which confirms INOpulse compliance with the essential requirements of the relevant European health, safety and environment protection legislation of the European Union. This certification covers the design, development and manufacture of inhaled pulsatile nitric oxide drug delivery systems including our triple-lumen cannula and application software.
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
PAH is characterized by abnormal constriction of the arteries in the lung that increases the blood pressure in the lungs which, in turn, results in abnormal strain on the heart’s right ventricle, eventually leading to heart failure. While prevalence data varies widely, we estimate that there are a total of at least 35,000 patients currently diagnosed with and being treated for PAH in the United States and European Union. Moreover, because PAH is rare and causes varied symptoms, we believe there is significant under-diagnosis of the condition at its early stages. There are several approved therapies for PAH, and we estimate, based on public product sales data, that 2014 combined global sales for these therapies were over $4.6 billion with a compounded annual growth rate of approximately 7%. Most PAH patients are treated with multiple medications and many are on supportive therapy. We believe that 40 to 60% of PAH patients are on LTOT. Despite the availability of multiple therapies for this condition, PAH continues to be a life-threatening, progressive disorder. A French registry initiated in 2002 and a U.S. registry initiated in 2006 estimate that the median survival of patients with PAH is three and five years from initial diagnosis, respectively.
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching agreement with the FDA, and the EMA on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA agreed to a SPA for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The INOvation-1 trial has been initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment.

INOpulse for PH-COPD

We are also developing INOpulse for the treatment of PH-COPD. COPD is a disease characterized by progressive and persistent airflow limitations. Patients with more severe COPD frequently have hypoxemia, or an abnormally low level of oxygen in the blood, and may be treated with LTOT. Despite treatment with oxygen, hypoxemia can progress and contribute to PH. In 2010, Datamonitor estimated that over 1.4 million COPD patients in the United States were being treated with LTOT. Based on academic studies, we estimate that 50% of COPD patients on LTOT have PH. PH-COPD patients have a lower median life expectancy and a higher rate of hospitalization than COPD patients with similar respiratory disease but without PH. Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant. The overall COPD market in the United States was estimated to be approximately $32 billion in 2010 with a compounded annual growth rate of approximately 4% (Ford et al., Chest, 2015, Vol 147, pp 31-45).
The data from an initial three-month, open-label chronic-use Phase 2 trial conducted by a third party, which we in-licensed, showed that pulsed inhaled nitric oxide significantly reduced pulmonary arterial pressures in PH-COPD patients on LTOT and did so without causing hypoxemia, which is a significant concern for these patients. The FDA asked us to confirm the dose range and the safety related to hypoxemia in PH-COPD patients using the INOpulse device, prior to proceeding to large scale trials. Following this guidance, we conducted a Phase 2 acute dose ranging randomized placebo-controlled trial in 159 patients with the INOpulse DS device, with doses ranging from 3 mcg to 75 mcg. This trial, which we completed in July 2014, identified a dose range that showed similar reduction in pulmonary arterial pressure versus baseline when compared to the initial acute effects of pulsed inhaled nitric oxide in the original chronic-use trial. In addition, in our confirmatory trial, none of the INOpulse doses tested had an adverse effect on hypoxemia relative to placebo. While the reduction in pulmonary arterial pressure did not reach statistical significance versus placebo in this acute setting, which was the primary endpoint of the trial, we believe that the results have confirmed a dose range for this therapy that delivers a significant reduction in pulmonary arterial pressure versus baseline and does not cause hypoxemia in patients with PH-COPD. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension". Building upon this and other work we have done during recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, and enrolled the first patient in October 2016.
INOpulse for PH-IPF
We are also developing INOpulse for the treatment of PH-IPF. IPF is a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. The median survival is only two to three years. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients (Raghu et al., Am J RespirCare Med, 2006, Vol 174, pp810-816), with 20-40% suffering from pulmonary hypertension (Rivera-Lebron, MD, MSCE, Advances in Pulmonary Hypertension, 2013, Vol 12, pp127-134). PH with IPF increases mortality. The presence of PH correlates most closely with the need for oxygen therapy. The two therapies that are currently approved for IPF, nintedanib and perfinidone cost approximately $100,000 per year (Pulmonary Fibrosis News, Oct 23, 2014).
iNO may improve outcomes in PH-IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone. However, the arterial oxygen tension (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating idiopathic pulmonary fibrosis patients with pulmonary hypertension. We also initiated our Phase 2 study in PH-IPF consisting of an exploratory acute hemodynamic study, for which the first patient was enrolled in second quarter of 2016, to be followed by an exercise capacity study.
BCM

In December 2011, we initiated a clinical trial of BCM, which we refer to as our PRESERVATION I trial, and completed enrollment in December 2014. Top-line results from the randomized, double-blind, placebo-controlled clinical trial were announced in July 2015. Topline results showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and the secondary endpoints. Following the results, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward. We continue to maintain the patent portfolio, including the composition of matter and method manufacturing patents that we have in-licensed from BioLineRx Ltd. In addition, we continue with trial management and close out activities for the PRESERVATION I trial in accordance with GCP requirements.

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

•
Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for PAH. Our Phase 3 PAH program for INOpulse will include two confirmatory clinical trials including the ongoing INOvation-1 trial and a second confirmatory randomized withdrawal study. The INOvation-1 trial has been initiated with the first patient enrolled in June 2016. We also initiated our second Phase 2 study for INOpulse in PH-COPD looking at the effect of chronic use on exercise capacity, for which the first patient was enrolled in October 2016. We also initiated our Phase 2 studies in PH-IPF consisting of an exploratory acute hemodynamic study, for which the first patient was enrolled in second quarter of 2016, to be followed by an exercise capacity study.

•
Leverage our historical core competencies to expand our pipeline. Our employees have years of institutional experience in the use of inhaled nitric oxide in treating PH and in the development of drug-device combination product candidates. If we successfully advance INOpulse, we expect to develop INOpulse for treatment of CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from altitude sickness and, subject to obtaining additional license rights from Ikaria, potentially other outpatient PH indications. Our longer-term vision is to identify and opportunistically in-license innovative therapies that are at the intersection of drugs and devices and to develop and commercialize these product candidates.

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
There are a number of drugs approved for the treatment of PAH that work primarily by reducing pulmonary vascular resistance, which is the primary problem for these patients. The currently approved PAH medications slow down disease progression, but do not prevent the underlying disease. Despite the availability of multiple therapies for this condition, the mortality rate for PAH remains high, with estimates of median survival ranging from three to five years. Currently, the only definitive treatment for PAH is a lung transplant, which is only available to a minority of patients due to the strict requirements and availability of viable lungs for transplant. Patients with PAH also report severe impairment of health-related quality of life, including poor general and emotional health and impaired physical functioning. The most common symptoms of PAH are shortness of breath during exertion and syncope, or fainting spells. People with PAH may experience additional symptoms, particularly as the condition worsens, including dizziness, swelling of the ankles or legs, chest pain and a racing pulse. These impairments to health-related quality of life are comparable and sometimes more severe than those reported in patients with severely debilitating conditions such as spinal cord injury.
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
We are testing INOpulse for PAH as an add-on therapy for use in patients whose disease is progressing and who use additional medications. If it is approved, we expect INOpulse will provide the greatest benefit to patients who require pulmonary arterial pressure reductions beyond the reductions achieved with the medication they are already using. Because of its localized effect and short-half life, we do not expect INOpulse will add to systemic blood pressure reductions of other PAH drugs. We believe that INOpulse is also likely to be preferentially prescribed for patients already on LTOT. Data from the REVEAL registry, a registry study of PAH based in the United States, indicate that approximately 40% of patients are treated with oxygen for hypoxemia. A more recent assessment of the use of oxygen in the REVEAL registry found that 57% of PAH patients were on LTOT. Approximately 60% of the patients from Part 1 of our Phase 2 clinical trial completed in October 2014 were on LTOT. We believe that, as compared to patients who are not using a nasal cannula, patients who are accustomed to using a nasal cannula for delivery of oxygen are more likely to be prescribed and are more likely to be compliant with the use of INOpulse.
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
The trial was a randomized, placebo-controlled, double-blind clinical trial with patients randomized 1:1:1 to placebo or to one of two active doses, either 25 or 75 mcg/kg ideal body weight/hour, (iNO 25 or iNO 75), for 16 weeks. The primary endpoint in this trial was a change in pulmonary vascular resistance from baseline to 16 weeks, which was the end of Part 1. The target change in pulmonary vascular resistance was 190 dynes sec. cm-5, and the trial was powered for statistical significance at 130 dynes sec. cm-5. The main secondary endpoint was change in 6MWD over the same period. A clinically meaningful change in 6MWD is typically considered to be an increase of at least 30 to 35 meters.
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
However, among LTOT users, there was a clinically meaningful and statistically significant improvement versus placebo in both pulmonary vascular resistance and 6MWD in patients on the iNO75 dose.
The Part 1 data analysis showed the following:
•Patients on LTOT in the iNO 75 dose treatment arm who remained on INOpulse therapy for at least 12 hours a day had a mean improvement of 52.4 meters as compared to baseline (n=13).

•Patients on LTOT in the iNO 75 dose treatment arm who remained on INOpulse therapy for less than 12 hours a day showed a mean decrease of 10.7 meters as compared to baseline (n=5).

•Patients on LTOT in the iNO 25 dose treatment arm had a mean increase of 9.1 meters from baseline (n=15).

•Patients on LTOT in the Placebo arm had a mean decrease of 10.7 meters from baseline (n=10).

The patients on LTOT in the iNO 75 dose treatment arm who remained on the INOpulse therapy for at least 12 hours a day had a placebo corrected increase of 69.6 meters (increase of 52.4 meters for iNO 75 against a decrease of 17.2 meters for the corresponding placebo arm).
INOpulse was relatively well-tolerated in Part 1 of this trial. Our Independent Data Safety Monitoring Board evaluated the safety analysis from Part 1 of the trial in November 2014 and recommended proceeding with Part 2 of the trial. Possibly drug-related serious adverse events, or SAEs, occurred in no patients in the placebo group and one subject in each of the iNO25 and iNO75 groups.
One patient in the placebo arm died during Part 1 of the trial due to worsening PAH. SAEs were reported for four patients in the placebo arm, including one each of: pneumonia/worsening PAH, catheter-related infection, ascites and left hip sciatica. Each of these was assessed by the investigator for the trial as unrelated. Four patients in the iNO25 low-dose active treatment arm experienced SAEs, including bacteremia, myelodysplastic syndrome, increased shortness of breath and dyspnea, one of which was assessed as possibly related to trial therapy. The iNO75 high-dose active treatment arm had nine patients with SAEs. The most common SAEs reported in the iNO75 group were syncope and bronchitis/tracheobronchitis, one of which was assessed as possibly related to trial therapy. Discontinuation of trial therapy due to adverse events, or AEs, occurred for two patients in the iNO75 arm and one subject in each of the iNO25 and placebo arms.
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received iNO75 dose therapy for an average of greater than 12 hours per day and were also treated with LTOT.
Following 16 weeks of blinded therapy in Part 1 of the trial, in Part 2 of the trial, 65 patients were randomized to receive INOpulse doses of either iNO25 or iNO75. The long-term extension analysis was performed after patients had completed between 16 and 32 months of INOpulse treatment, and data from the long-term extension analysis was compared to baseline measurements taken at the beginning of Part 1 of the trial. All patients in the trial were on at least one approved PAH therapy, and most were on two or three PAH therapies.
The long-term extension analysis showed the following:

•	Patients on LTOT in the iNO 75 dose treatment arm who remained on INOpulse therapy for at least 12 hours a day had a mean improvement of 55.2 meters as compared to baseline (n=7).

•	Patients on LTOT in the iNO 75 dose treatment arm who remained on INOpulse therapy for less than 12 hours a day showed a mean decrease of 18.0 meters as compared to baseline (n=6).

•	Patients on LTOT in the iNO 25 dose treatment arm had a mean decrease of 43.7 meters from baseline (n=12).

For patients in the long-term extension study, no significant safety issues have been found with no reports of methemoglobin elevation and no adjudicated cases of pulmonary rebound. Only two SAEs have been reported as possibly related, with these subjects continuing on iNO therapy.
Pivotal Phase 3 Clinical Trials
After reaching agreement with the FDA and EMA on our Phase 3 protocol, we are moving forward with our Phase 3 development program. In September 2015, the FDA issued a SPA for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The INOvation-1 trial has been initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT.
The original Phase 3 program called for two studies, the INOvation-1 study (n=188; placebo arm and iNO 75 arm), followed by the INOvation-2 study (n=282; placebo arm, iNO 50 arm and iNO 75 arm). With the approved modifications to the Phase 3 program, the INOvation-2 study will be replaced with the randomized withdrawal study, a much smaller study in approximately 40 subjects over a four-month enrichment period and two month randomized withdrawal.
In the modified Phase 3 program, following completion of INOvation-1, subjects will receive at least four months of active, open-label iNO treatment with a dose of 75 mcg/kg IBW/hr (iNO75). Those subjects who demonstrate ≥ 30 meter improvement in 6MWD, the primary endpoint of INOvation-1, and can tolerate the iNO, will constitute an "enriched" population of iNO responders who will be randomized to either placebo or iNO75 in the withdrawal study. Changes in clinical status (defined as clinical worsening) within an individual patient during the randomized withdrawal period will provide the necessary evidence of whether the improvements observed during the enrichment phase were related or non-related to iNO therapy. The proposed study design, therefore, provides the formal confirmatory evidence of whether iNO at a dose of 75 mcg/kg IBW/hr delivered via the INOpulse delivery device for up to 24 hours per day is efficacious in subjects with PAH concomitantly using approved PAH medication and LTOT.
Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment.

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
The overall COPD market in the United States was estimated to be approximately $32 billion in 2010 with a compounded annual growth rate of approximately 4%. We expect INOpulse for PH-COPD, if approved, would be a treated as a specialty drug. Specialty drugs are typically high-cost medications, often ranging in price in the United States from approximately $15,000 to $50,000 per patient per year, used to treat rare or complex conditions, requiring close clinical management, special handling and distribution through specialty pharmacies.
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
PH-COPD patients generally have hypoxemia as a result of deteriorating lung function, which can be treated with supplemental oxygen therapy. However, these patients are not treated with currently approved PAH-specific drugs because these drugs can worsen hypoxemia. This worsening can occur when these drugs, which are systemically bioavailable, cause indiscriminate pulmonary vasodilation, even in poorly ventilated alveoli, resulting in lower average blood oxygenation levels. We believe that pulsed nitric oxide, as a locally active selective pulmonary vasodilator, can avoid the indiscriminate vasodilation associated with drugs that are systemically bioavailable. The INOpulse technology, by targeting the delivery of the pulse to the well ventilated alveoli, has the potential to drop pulmonary arterial pressure while avoiding the lowering of blood oxygen levels.
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
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension". Building upon this and other work we have done over recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016.
The initiated Phase 2 study in PH-COPD is an open-label study looking at both vasodilation and exercise capacity on ten COPD patients with pulmonary hypertension who are also on long-term oxygen therapy. The key elements of the study are:

•	iNO 30 mcg/kg IBW/hr dose for four weeks with a follow-up visit two weeks after discontinuation;

•	All patients in the trials will be on LTOT;

•	The primary endpoint is vasodilation in pulmonary arteries measured by high resolution CT scanning (HRCT);

•	Key secondary endpoint is 6MWD; and

•	HRCT will be done at baseline and end of four weeks with 6MWT performed at baseline, two weeks, four weeks and six weeks (two weeks after discontinuation of therapy).
INOpulse for PH-IPF
We are also developing INOpulse for the treatment of PH-IPF. IPF is a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. The median survival is only two to three years. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. PH with IPF increases mortality. The presence of PH correlates most closely with the need for oxygen therapy. While there are two recently approved treatments for IPF, there are currently no approved therapies for PH-IPF. The two therapies that are currently approved for IPF, nintedanib and perfinidone cost approximately $100,000 per year.
iNO may improve outcomes in PH-IPF by both improving V/Q matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone. However, the arterial oxygen tension (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating idiopathic pulmonary fibrosis patients with pulmonary hypertension.
Clinical Development Program

A Phase 2 study in PH-IPF has been initiated looking at both vasodilation and exercise capacity on four IPF patients with pulmonary hypertension who are also on long-term oxygen therapy. The study is made up of an acute dose titration phase, where the optimal iNO dose is determined via hemodynamic measurements. This is followed by a chronic phase (four weeks on the optimal iNO dose then two week withdrawal period) to assess impact on exercise capacity measured via 6MWD. The study is open label and incorporates high resolution tomography (HRCT) to visualize vasodilation both on and off iNO. The study was modified from the original design to incorporate the dose titration, allowing for a better understanding of the iNO dose sensitivity for PH-IPF patients.

INOpulse for Other Pulmonary Hypertension Conditions

 PH disease is often classified according to the WHO classification system which groups patients with PH according to the underlying etiologies, or causes, of the PH. In this system, PAH is defined as Group 1 and PH-COPD is classified under Group 3, PH due to lung disease and/or hypoxemia. We believe the mechanism of action of inhaled nitric oxide as a pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions, including CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness.
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

BCM

In December 2011 , we initiated a clinical trial of BCM, which we refer to as our PRESERVATION I trial, and completed enrollment in December 2014. Top-line results from the randomized, double-blind, placebo-controlled clinical trial were announced in July 2015. Topline results showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and the secondary endpoints. Following the results, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward. We continue to maintain the patent portfolio, including the composition of matter and method manufacturing patents that we have in-licensed from BioLineRx Ltd. In addition, we continue with trial management and close out activities for the PRESERVATION I trial in accordance with GCP requirements.

Relationship with Ikaria after the Spin-Out

The development of our programs was initiated under the leadership of our scientific and development team while at Ikaria. Ikaria’s lead product, INOmax, is an inhaled nitric oxide product used for treatment of persistent PH of the newborn. Our understanding of the medical applications of nitric oxide and associated delivery devices, as well as our innovative approach to the pulsed delivery of nitric oxide, originated at Ikaria.
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

Transition Services Agreement and 2015 Services Agreement
In February 2014 and July 2015, we entered into a transition services agreement and an amendment to the transition services agreement, respectively, with Ikaria, which we refer to as the TSA. Pursuant to the terms and conditions of the TSA,

Ikaria had agreed to use commercially reasonable efforts to provide certain services to us until February 2016. In exchange for the services provided by Ikaria pursuant to the TSA, we paid to Ikaria a service fee in the amount of $772,000 per month and reimbursed Ikaria for any out of pocket expenses and any taxes imposed on Ikaria in connection with the provision of services under the TSA. The termination of these services was accelerated to September 30, 2015 as part of the amendment to the agreement entered in July 2015.
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

Exclusive Cross-License, Technology Transfer and Regulatory Matters Agreement

In February 2014, we entered into an exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria. Pursuant to the terms of the license agreement, Ikaria granted to us a fully paid-up, non-royalty bearing, exclusive license under specified intellectual property rights controlled by Ikaria to engage in the development, manufacture and commercialization of nitric oxide, devices to deliver nitric oxide and related services for or in connection with out-patient, chronic treatment of patients with PAH, PH-COPD or PH-IPF. In July 2015, we entered into an amendment to the license agreement to expand the scope of our license to allow us to develop our INOpulse program for the treatment of three additional indications: CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH.
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
•the development, manufacture, commercialization, promotion, sale, import, export, servicing, repair, training, storage, distribution, transportation, licensing or other handling or disposition of any product or service (including, without limitation, any product or service that utilizes, contains or includes nitric oxide for inhalation, a device intended to deliver nitric oxide or a service that delivers or supports the delivery of nitric oxide), bundled or unbundled, for or used in connection with (a) the diagnosis, prevention or treatment, in both adult and/or pediatric populations, and whether in- or out-patient, of: (i) hypoxic respiratory failure associated with pulmonary hypertension, (ii) pulmonary hypertensive episodes and right heart failure associated with cardiovascular surgery, (iii) bronchopulmonary dysplasia, (iv) the management of ventilation-perfusion mismatch in acute lung injury, (v) the management of ventilation-perfusion mismatch in acute respiratory distress syndrome, (vi) the management of pulmonary hypertension episodes and right heart failure in congestive heart failure, (vii) the management of pulmonary hypertension episodes and right heart failure in pulmonary or cardiac surgery, (viii) the management of pulmonary hypertension episodes and right heart failure in organ transplant, (ix) sickle cell vaso-occlusive crisis, (x) hypoxia associated with pneumonia or (xi) ischemia-reperfusion injury or (b) the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital; or

•any and all development, manufacture, commercialization, promotion, sale, import, export, storage, distribution, transportation, licensing, or other handling or disposition of any terlipressin or any other product within the pressin family, (a) intended to treat (i) hepatorenal syndrome in any form, (ii) bleeding esophageal varices or (iii) septic shock or (b) for or in connection with the management of low blood pressure.
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

The filling process has been developed by Ikaria as a high-throughput batch fill process that leverages several technologies that Ikaria has developed, and we have licensed, to fill the cartridge (containers) at a higher pressure and purity.

     This manufacturing system is designed to be modular and can be expanded as needed. The current installed capacity within the Port Allen plant is sufficient to support our INOpulse clinical program as currently planned. In addition, the plant has the capacity to expand to meet additional demand. We have a license from Ikaria to use this fill process technology to work with additional companies, as needed, to produce the final cartridge. Commercial supply manufacturing can be supported with additional units installed at the Port Allen site or other regional locations, by Ikaria or other manufacturers, as determined by distribution requirements. For our clinical trials, Ikaria can supply and ship product from the Port Allen site and the current cartridges have a shelf life of at least two years. We are testing the finished product to potentially establish a shelf life of up to three years.

INOpulse Drug Delivery Systems

In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flextronics, to manufacture and service the INOpulse device.

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

Currently, we believe there are 14 drugs approved for the treatment of PAH, within the following categories: prostacyclin and prostacyclin analogs (including Flolan (epoprostenol), which is marketed by GlaxoSmithKline, Tyvaso (treprostinil), Orenitram (treprostinil) and Remodulin (treprostinil), which are marketed by United Therapeutics Corporation, Ventavis (iloprost) and Veletri (epoprostenol), which are marketed by Actelion Pharmaceuticals US, Inc., or Actelion, and Beraprost (which is a generic available in Asian markets), phosphodiesterase type-5 inhibitors (including Adcirca (tadalafil), which is marketed by United Therapeutics Corporation, and Revatio (sildenafil), which is marketed by Pfizer Inc.), endothelin receptor antagonists (including Letairis (ambrisentan), which is marketed by Gilead Sciences, Inc., and Opsumit (macitentan) and Tracleer (bosentan), which are marketed by Actelion) and a soluble guanylate cyclase stimulator (Adempas (riociguat), which is marketed by Bayer HealthCare Pharmaceuticals Inc.). The most recent addition to the list is Uptravi (selexipag), a selective prostacyclin receptor agonist, which is marketed by Actelion and was approved by the FDA in December 2015.

There are also other treatments for PAH in various phases of development, including other nitric oxide generation and delivery systems such as GeNOsyl™ (being developed by GeNO LLC) and a nebulized formulation of nitrite (being developed by Mast Therapeutics) both in Phase 2 development. Further, Insmed, Inc. is developing an investigational, sustained-release, inhaled treprostinil prodrug, SteadyMed Therapeutics, Inc., or Steady Med, is developing Trevyent™ which delivers treprostinil using SteadyMed's PatchPump technology and Novartis Pharmaceuticals Corporation is developing QCC374 an inhaled prostacyclin receptor agonist.

Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant, and we are not aware of any therapies for PH-COPD in advanced clinical development. Currently, there are no approved therapies for treating PH-IPF and we are not aware of any therapies for PH-IPF in advanced clinical development.

Patents and Proprietary Rights
We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to protect, for example, our product candidates, related technologies and/or other aspects of the inventions that are important to our business. Our owned and licensed patents and patent applications cover patentable subject matter from composition of matter, methods of use, devices and device components, critical safety features and design components with respect to INOpulse. However, patent protection is not available for the composition of matter of the active pharmaceutical ingredients in INOpulse since nitric oxide is a naturally occurring molecule.
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

INOpulse

As of March 1, 2017, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa.  Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Canada, China, Europe, Hong Kong, Japan, and Mexico.  Patent applications are pending in Australia, Brazil, China, Europe, Hong Kong, Mexico and the United States.  This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of three issued U.S. patents and pending applications in the United States as well as Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico and South Africa. One patent application has been allowed in Europe when the patent office issued a Notice of Intention to Grant. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes one issued U.S. patent, one issued Japanese patent, one issued Mexican patent, one issued Singaporean patent, one issued Israeli patent, one issued Chinese patent, one issued Indonesian patent, one issued Korean patent, one issued Russian patent, one issued Philippine patent and three issued Australian patents, as well as pending patent applications in the United States, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia and Singapore. The patent application in Europe has been recently allowed when the patent office issued a Notice of Intention to Grant. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. The issued U.S. patent will expire in 2030.

Several other patent families directed to device and safety features are issued and pending. Furthermore, design patents covering the ornamental designs of the intended commercial device and clinical device have been granted.

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

Our product candidates must be approved by the FDA before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with applicable FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before a clinical trial may be initiated at that site;

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

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each phase of a clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the initial proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. In addition, the sponsor of a clinical trial must register and post information about the trial on the National Institutes of Health's clinicaltrials.gov website.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs submitted under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment fees, currently exceeding $97,000 per product and $512,000 per establishment. These fees are typically increased annually, although for fiscal year 2017 they decreased.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application will be filed because it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for various reasons, including for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre BLA or pre NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of BLA or NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post marketing clinical trials to confirm the appropriateness of the surrogate marker trial.

In the Food and Drug Administration Safety and Improvement Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled “Expedited Programs for Serious Conditions-Drugs and Biologics.” One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end of Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I and commitment from the FDA involving senior managers. The FDA has designated over 150 drugs as breakthrough therapies (some were subsequently withdrawn), and over 80 original or supplemental applications with breakthrough designations have been approved to date.

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

Review and Approval of Medical Devices in the United States

Medical devices in the United States are strictly regulated by the FDA. Under the FDCA a medical device is defined as "an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes." This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug. If not, it is generally a medical device.

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

Class III devices are deemed by the FDA to pose the greatest risk, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above and that are life-sustaining or life-supporting. A PMA must provide valid scientific evidence, typically extensive pre-clinical and clinical trial data and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA (and supplemental PMAs) are subject to significantly higher user fees than are 510(k) premarket notifications.

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

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions or civil penalties;

•	recalls, detentions or seizures of products;

•	operating restrictions;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA approvals of new products;

•	withdrawals of 510(k) clearance or PMA approvals; or

•	in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors.

Review and Approval of Combination Products in the United States

Certain products may be comprised of components that would normally be subject to different regulatory requirements, and frequently by different Centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

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

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company will have to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between and among countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union, or EU, has been implemented through national legislation of the member states. Under this system, an applicant must submit a clinical trial authorization, or CTA, and obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. A CTA must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In 2018, the existing EU Clinical Trials Directive will be replaced by a Clinical Trial Regulation that will require consistent rules for conducting clinical trials throughout the EU and require that information on the authorization, conduct and results of each clinical trial carried out in the EU be publicly available.

To obtain marketing approval of a drug under EU regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum time frame for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Review and Approval of Medical Devices in the European Union

The EU has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval and adverse event reporting for medical devices. In the EU, medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE mark of conformity to medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA, comprised of the EU member states plus Norway, Iceland, and Liechtenstein. Actual implementation of these directives, however, may vary on a country-by-country basis.

To demonstrate compliance with the Essential Requirements a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices, where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of a EU country to conduct conformity assessments, or a Notified Body. Notified Bodies are independent testing houses, laboratories, or product certifiers typically based within the EU and authorized by the European member states to perform the required conformity assessment tasks, such as quality system audits and device compliance testing. The Notified Body would typically audit and examine the product’s Technical File and the quality system for the manufacture, design and final inspection of the product before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.The Medical Device Regulation will impose new requirements on Notified Bodies and the number of Notified Bodies that will be accredited to audit medical device companies will likely decrease.

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

With respect to implantable devices or devices classified as Class III in the EU, the manufacturer must conduct clinical studies to obtain the required clinical data, unless relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the device’s subcategory or generic group, or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer.

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

In the EU, medical devices may be promoted only for the intended purpose for which the devices have been CE marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the EU Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. Promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the EU governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public.

Additionally, all manufacturers placing medical devices in the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, manufacturers must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices. In September 2012, the European Commission adopted a proposal for a regulation which, if adopted, will change the way that most medical devices are regulated in the EU, and may subject products to additional requirements.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

•
 the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA will require applicable manufacturers of covered drugs, devices, drugs and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•
 analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Employees

As of December 31, 2016, we had 20 full-time employees, of which 15 employees were engaged in research and development and five employees provided general and administrative support. Of our employees, ten have earned advanced degrees. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $59.7 million, $46.5 million, and $23.8 million for the years ended December 31, 2014, 2015 and 2016, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and clinical development of our product candidates;

•	identify, develop and/or in-license additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	in the future, establish a manufacturing, sales, marketing and distribution infrastructure;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, regulatory, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing pre-clinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We are in the early stages of most of these activities and have not yet commenced the other activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

In addition, our recurring losses from operations, accumulated deficit and our need to raise additional financing in order to continue to fund our operations, may raise substantial doubt about our ability to continue as a going concern. Given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our clinical trials, we and our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

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

We plan to use our current cash and cash equivalents and marketable securities primarily to fund our ongoing research and development efforts.  We will be required to expend significant funds in order to advance development of our product candidates and any other potential product candidates. Our existing cash and cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or the completion of clinical development or commercialization of any of our product candidates, such as the INOpulse for PAH Phase 3 program. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2016, funds available under the At Market Issuance Sales Agreement with FBR Capital Markets & Co. and MLV & Co. LLC, or ATM offering, and proceeds that we will become available to us upon sale of our state net operating losses and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms, if at all. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences or other rights such as anti-dilution rights that adversely affect the rights of our stockholders. For example, there could be potential dilution from the exercising of the warrants issued in connection with our secondary offering completed in November 2016. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The pharmaceutical, biotechnology and medical device industries are highly competitive. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. In addition, other companies are increasingly looking at the cardiopulmonary disease market as a potential opportunity. Currently, there are 14 drugs approved for the treatment of PAH and there are also other potential therapies in clinical development, including other nitric oxide generation and delivery systems.

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

We will not be able to compete effectively unless we successfully:

•	design, develop and commercialize products that are competitive in the market;

•	attract qualified scientific, medical, sales and marketing, engineering and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates; and

•	obtain required regulatory approvals.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of our INOpulse for PAH, INOpulse for PH-COPD and Bioabsorbabable Cardiac Matrix, or BCM, product candidates. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize these product candidates.

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

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any pre-clinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, although we completed a Phase 2 clinical trial for INOpulse for PH-COPD in 2014, we only began further Phase 2 development in this indication in 2016. Significant pre-clinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

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

We may not obtain orphan drug exclusivity for any of our product candidates and indications, or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.

Regulatory authorities in some jurisdictions, including the United States and EU, may designate drugs and biologics intended for the treatment of relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States who have been diagnosed as having the disease or condition at the time of the submission of the request for orphan drug designation. The FDA has granted orphan drug designation to our nitric oxide program for the treatment of PAH. Accordingly, the first company to receive FDA approval for nitric oxide for the treatment of PAH will obtain seven years of marketing exclusivity, during which time the FDA may not approve another product containing nitric oxide as its active ingredient for the treatment of PAH, except under a limited of number of situations including a showing that another product is clinically superior. We have not yet applied for orphan drug designation in any jurisdictions outside of the United States.

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

Serious adverse events, or SAEs, or undesirable side effects or other unexpected properties of our product candidates may be identified during development that could delay or prevent the product candidate’s marketing approval.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of, and potential market opportunity for, our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability to offer the product for sale at competitive prices;

•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

•	our ability to prevent use of our INOpulse for PH-COPD device by PAH patients due to expected pricing differences;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products and other therapies;

•	availability and amount of reimbursement from government payors, managed care plans, private health coverage insurers and other third-party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example:

•	improper use or failure of INOpulse may result in rebound PH, which can be fatal in some patients;

•
rebound PH may also occur if both the primary and back-up devices fail before we can replace them, if the built-in back-up with a device does not work properly or if the patient does not carry or have access to his or her back-up device; and

•	rebound PH can also occur in patients who were not previously considered at risk for this reaction and who may not have been provided an adequate back-up device.

•
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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We have entered into a drug clinical supply agreement with Ikaria, pursuant to which Ikaria will manufacture and supply our requirements for nitric oxide for inhalation and corresponding placebo for use in clinical trials of INOpulse. Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana, which is the only FDA-inspected site for manufacturing medical nitric oxide in the world. Ikaria’s Port Allen facility is subject to the risks of a natural disaster or other business disruption. We maintain under controlled storage conditions a two- to three-month supply of clinical trial drug product, but there can be no assurance that we would be able to meet our requirements for INOpulse if there were a catastrophic event or failure of Ikaria’s manufacturing system. Because Ikaria’s Port Allen facility is the only FDA-inspected site that can manufacture nitric oxide for INOpulse and because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few, if any, third-party manufacturers to which we could contract this work in a short period of time. Therefore, any disruption in Ikaria’s Port Allen facility, or the failure by Ikaria for any other reason to provide us with nitric oxide, could materially and adversely affect supplies of nitric oxide for INOpulse and our ongoing and planned clinical trials. Any such disruption would force us to seek nitric oxide from an alternative source, which may not be available on commercially reasonable terms, or at all. In addition, we do not currently have any arrangements with Ikaria to provide us with commercial quantities of nitric oxide. If we are unable to arrange for Ikaria to provide such quantities on commercially reasonable terms, or at all, we may not be able to successfully produce and market INOpulse or may be delayed in doing so.

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

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

•	Another party may be granted orphan drug exclusivity for an indication that we are seeking before us or may be granted orphan drug exclusivity for one of our products for another indication.

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

In order to market and sell our products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

•
 the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•
 analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Changes in law, including as a result of recent presidential administration changes, could have a negative impact on the approval of our drug candidates.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Our executive officers, directors and stockholders who are known by us to beneficially own more than 5% of our common stock, in the aggregate, beneficially owned a majority of our outstanding common stock as of March 2, 2017. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could delay, defer or prevent a change in control; entrench our management or board of directors; or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

In addition, as of March 2, 2017, our largest stockholder, investment funds affiliated with New Mountain Capital, or the New Mountain Entities, beneficially owned, in the aggregate, approximately 43.1% of our outstanding common stock.  Pursuant to the terms of a stockholders agreement, the New Mountain Entities are entitled to designate one director for nomination to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries and to appoint the lead director of our board of directors, in each case, for so long as the New Mountain Entities or certain of their respective assignees beneficially own (i) 50% or more of the sum of (a) the aggregate number of shares of our common stock that they collectively owned immediately prior to the closing of our IPO and (b) the number of shares of our common stock, if any, acquired following the closing of our IPO and (ii) 15% or more of our common stock outstanding (as set forth on the cover of our then most recently filed annual report on Form 10-K or quarterly report on Form 10-Q).

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

Our second largest stockholder, Linde North America, Inc., an indirect wholly-owned subsidiary of Linde AG, or Linde, beneficially owned approximately 16.1% of our outstanding common stock, as of March 2, 2017.  Pursuant to the terms of a stockholders agreement, Linde is entitled to designate one director to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries if continuing ownership requirements are met as outlined in “Certain Relationships and Related Person Transactions-Stockholders Agreements” in Part III-Item 13.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of March 2, 2017, we had outstanding options to purchase an aggregate of 3,277,132 shares of our common stock, of which options to, purchase approximately 472,188 were vested and outstanding and vested warrants to purchase an aggregate of 16,805,986 shares of our common stock.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;

•	conditions or trends in the pharmaceutical, biotechnology and medical device industries;

•	actual or anticipated changes in earnings estimates, development time lines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

In January 2017, we received written notification from NASDAQ informing us that our stock had traded under $1.00 for thirty (30) consecutive trading days, and that if it does not trade at or above $1.00 for ten (10) consecutive trading days during the next 180 days, our common stock would be delisted absent meeting other conditions for delaying delisting. On

March 6, 2017, we received written notification from NASDAQ informing us that our stock had traded above $1.00 for ten consecutive trading days and we regained listing compliance.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our filings with the SEC. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We completed our IPO in February 2015. As a public company, we incur and expect to continue to incur significant legal, accounting and other expenses. We expect that our expenses will further increase after we are no longer an “emerging growth company.” We expect that we will need to hire additional accounting, finance and other personnel to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-

consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Many of the internal controls over financial reporting have not been tested. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

2016	High	Low
First Quarter	$3.75	$1.90
Second Quarter	4.58	1.09
Third Quarter	2.68	1.24
Fourth Quarter	1.69	0.43

2015	High	Low
First Quarter (beginning February 13, 2015 through March 25, 2015)	$12.92	$8.01
Second Quarter	10.88	7.32
Third Quarter	8.54	2.75
Fourth Quarter	5.09	2.47

Stockholders

As of March 2, 2017, there were approximately 236 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

We effected the initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-201474) that was declared effective by the SEC on February 13, 2015. On February 19, 2015, we completed the sale of 5,000,000 shares of common stock in our initial public offering, or IPO, at a price to the public of $12.00 per share, resulting in net proceeds to us of $51.9 million, after deducting underwriting discounts and commissions of $4.2 million and offering costs of $3.9 million. As of December 31, 2016, we have used approximately $44.9 million of the net proceeds of our IPO to fund our Phase 3 clinical development of INOpulse for PAH and for working capital and other general corporate purposes. As of December 31, 2016, we have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including demand deposits with U.S. banking institutions, federally insured certificates of deposit and corporate or agency bonds rated A or better. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10‑K.

Item 6.    Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, an independent registered public accounting firm. The balance sheet data as of December 31, 2014 and 2013 are from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share/unit data)	2016	2015	2014	2013
Consolidated Statement of Operations Information
Operating expenses:
Research and development	$16,650	$33,365	$45,978	$52,985
General and administrative	7,107	14,870	13,775	9,013
Total operating expenses	23,757	48,235	59,753	61,998
Other operating income	—	1,667	—	—
Loss from operations	(23,757)	(46,568)	(59,753)	(61,998)
Change in fair value of common stock warrant liability	(590)	—	—	—
Interest and other income	95	109	79	—
Net loss before taxes	(24,252)	(46,459)	(59,674)	(61,998)
Income tax benefit	(438)	—	—	—
Net loss	$(23,814)	$(46,459)	$(59,674)	$(61,998)
Net loss per share/unit:
Basic and diluted (1)	$(1.58)	$(3.79)	$(7.56)

	As of December 31,
(in thousands)	2016	2015	2014	2013

Consolidated Balance Sheet Information

Cash and cash equivalents	$14,453	$6,260	$16,815	$—
Restricted cash, current	150	—	9,264	—
Restricted cash, non-current	307	457	1,548	—
Marketable securities	5,571	17,807	—	—
Working capital (deficit)	20,010	21,379	17,227	(12,440)
Total assets	29,702	38,409	33,391	3,636
Total long term liabilities	5,215	—	—	5,381
Investment by Ikaria, Inc.	—	—	—	160,778
Common stock	317	131	—	—
Additional paid-in capital	142,167	130,902	—	—
Members’ capital	—	—	77,156	—
Accumulated deficit	(124,492)	(100,678)	(54,219)	(176,515)
Stockholders'/Members’ equity / invested (deficit)	$17,992	$30,336	$22,937	$(15,737)

(1) The weighted average shares and units outstanding for basic and diluted net loss per unit for the years ended December 31, 2016, 2015 and 2014 is 15,057,627, 12,267,693 and 7,898,289, respectively.

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
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a SPA for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, has been initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all of our proposed modifications to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment.
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
We have devoted all of our resources to our therapeutic discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have devoted significant time and resources to developing and optimizing our drug delivery system, INOpulse, which operates through the administration of nitric oxide as brief, controlled pulses that are timed to occur at the beginning of a breath. In addition, in prior years, we had incurred significant costs to scale up manufacturing of BCM to support our clinical trials.
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

In order to fairly present our historical information for periods prior to the Spin-Out, certain departmental expenses from Ikaria have been allocated to us. The allocations were applied to us for the purpose of presenting our company as a stand-alone entity. Direct and indirect costs for periods prior to the Spin-Out related to the INOpulse and Bioabsorbabable Cardiac Matrix, or BCM, clinical programs have been allocated to us. All allocations were based on actual costs incurred. For purposes of allocating non-project specific expenses, each Ikaria department head provided information as to the percentage of employee time incurred on our behalf.

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

INOpulse for PAH

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. The goal of the trial was to determine the safety, tolerability and efficacy of two different doses of INOpulse for PAH. In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH, which reinforced the results from Part 1 of our Phase 2 clinical trial of INOpulse for PAH. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we moved forward with Phase 3 development with the first patient enrolled in June 2016.

INOpulse for PH-COPD

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and we have initiated Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016.

INOpulse for PH-IPF

We initiated our Phase 2 studies in PH-IPF in 2016 consisting of an exploratory acute hemodynamic study followed by exercise capacity. Our first patient was enrolled in our Phase 2 study in the second quarter of 2016.

BCM

In December 2011, we initiated a clinical trial of BCM, which we refer to as our PRESERVATION I trial, in December 2011, and completed enrollment in December 2014. Top-line results from the randomized, double-blind, placebo-controlled clinical trial were announced in July 2015. Following the results, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward.

Research and Development Infrastructure

We invest in regulatory, quality, clinical development and clinical operations activities, which are expensed as incurred. These activities primarily support our clinical development programs.

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, will significantly improve several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or

Flextronics, to manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PAH and INOpulse for PH-COPD and PH-IPF.

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

General and Administrative Expenses

General and administrative expenses include salaries and costs related to executive, finance, and administrative support functions, patent filing, patent prosecution, professional fees for legal, insurance, consulting, investor relations, human resources, information technology and auditing and tax services not otherwise included in research and development expenses.

Results of Operations

 Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$425	$8,154	$(7,729)	(95)%
PAH	9,447	10,678	(1,231)	(12)%
PH-COPD and PH-IPF	185	(28)	213	(761)%
Clinical programs	10,057	18,804	(8,747)	(47)%
Research and development infrastructure	4,732	8,564	(3,832)	(45)%
INOpulse engineering	1,861	5,997	(4,136)	(69)%
Total research and development expenses	16,650	33,365	(16,715)	(50)%
General and administrative expenses	7,107	14,870	(7,763)	(52)%
Total operating expenses	23,757	48,235	(24,478)	(51)%
Other operating income	—	1,667	(1,667)	(100)%
Loss from operations	(23,757)	(46,568)	22,811	(49)%
Change in fair value of common stock warrant liability	(590)	—	(590)	n.a.
Interest and other income	95	109	(14)	(13)%
Net loss before taxes	(24,252)	(46,459)	22,207	(48)%
Income tax benefit	(438)	—	(438)	n.a.
Net loss	$(23,814)	$(46,459)	$22,645	(49)%

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2016 were $23.8 million compared to $48.2 million for the year ended December 31, 2015, a decrease of $24.5 million, or 51%. This decrease was primarily due to reduced general and administrative expenses, reductions in research and development expenses pertaining to our development of BCM, reduced research and development infrastructure expenses, and reduced INOpulse engineering expenses.

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2016 were $16.7 million compared to $33.4 million for the year ended December 31, 2015, a decrease of $16.7 million, or 50%. Total research and development expenses consisted primarily of the following:

·                 BCM research and development expenses for the year ended December 31, 2016 were $0.4 million compared to $8.2 million for the year ended December 31, 2015, a decrease of $7.7 million, or 95%. The decrease was primarily due to us suspending further clinical development of BCM following the PRESERVATION I results in July 2015.

·                 PAH research and development expenses for the year ended December 31, 2016 were $9.4 million compared to $10.7 million for the year ended December 31, 2015, a decrease of $1.2 million, or 12%. The decrease was primarily due to the completion of the Phase 2 clinical trial in late-2014 and a reversal of an accrual in the year ended December 31, 2015 partially offset by increased costs in anticipation of the start of the Phase 3 clinical trials.

·                 Research and development infrastructure expenses for the year ended December 31, 2016 were $4.7 million compared to $8.6 million for the year ended December 31, 2015, a decrease of $3.8 million, or 45%. The decrease was due to reduced expenses payable to Ikaria as a result of the termination of the TSA effective September 30, 2015 and reduced personnel costs as a result of the restructuring that occurred in the second half of 2015.

·                 INOpulse engineering expenses for the year ended December 31, 2016 were $1.9 million compared to $6.0 million for the year ended December 31, 2015, a decrease of $4.1 million, or 69%. The decrease was driven by reduced expenses payable to Ikaria as a result of the termination of the TSA, reduced development costs for the INOpulse device and triple-lumen cannula and reduced personnel costs as a result of the restructuring that occurred in the second half of 2015.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2016 were $7.1 million compared to $14.9 million for the year ended December 31, 2015, a decrease of $7.8 million, or 52%. The decrease was primarily due to reduced personnel and consulting costs as a result of the restructuring that occurred in the second half of 2015 and a reduction in expenses payable to Ikaria as a result of the termination of the TSA effective on September 30, 2015.

Other Operating Income. We had no other operating income for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015 related to the 2015 Services Agreement with Ikaria.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the year ended December 31, 2016 was $0.6 million and we had no change in fair value of common stock warrant liability for the year ended December 31, 2015 as the warrants were issued in November 2016.

Income Tax Benefit. We had $(0.4) million of income tax benefit for the year ended December 31, 2016 related to the sale of research and development tax credits in November 2016. There was no income tax benefit for the year ended December 31, 2015.

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
We had cash and cash equivalents of $14.5 million and marketable securities of $5.6 million as of December 31, 2016. Our existing cash and cash equivalents and marketable securities as of December 31, 2016, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which we enrolled the first patient in June 2016. As of December 31, 2016, we had $7.2 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2015 was $11.3 million.
On May 27, 2016, we entered into the Sales Agreement, with Distribution Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of our common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under our effective shelf registration statement on Form S-3 and the related prospectus supplement. As of December 31, 2016, we have sold 1,025,793 shares for gross and net proceeds of $2.2 million and $2.1 million, respectively.
On November 22, 2016, we announced the pricing of a public offering of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of our common stock and warrants exercisable for up to 17,142,858 shares of our common stock for gross proceeds of $12.0 million, or the Secondary Offering. The Secondary Offering closed on November 29, 2016, with gross and net proceeds of $12.0 million and $10.9 million, respectively.
We continue to pursue potential sources of funding, including equity financing.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K..

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2016, funds available under the ATM offering, and proceeds that will become available to us upon sale of our state net operating losses (NOL) and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We participated in this program during November 2016 through the sale of R&D tax credits generated in the year ended December 31, 2015. The proceeds from this sale were recorded as Income tax benefit.
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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Operating activities	$(17,213)	$(46,264)	$(70,562)
Investing activities	12,199	(18,305)	—
Financing activities	13,207	54,014	87,377

Net change in cash and cash equivalents	$8,193	$(10,555)	$16,815

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $17.2 million compared to $46.3 million for the year ended December 31, 2015, a decrease of $29.1 million, or 63%. The decrease in cash used in operating activities was primarily due to reduced operating expenses.

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
Net Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2016 was $12.2 million, primarily due to proceeds from the sale of marketable securities compared to cash used in investing activities for the year ended December 31, 2015 of $18.3 million, which mostly represented net activity related to purchase and sale of our marketable securities.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $13.2 million, which included the net proceeds from our ATM Offering and Secondary Offering, compared to $54.0 million for the year ended December 31, 2015, which included the net proceeds from our IPO.

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2016 (in thousands):

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations(1)	$4,120	$631	$1,294	$1,338	$857
Total	$4,120	$631	$1,294	$1,338	$857

(1)	Operating lease obligations include the lease agreement we entered into on August 6, 2015 for office space in Warren, New Jersey.

Royalty payments and success-based milestones associated with our license and supply agreements with Ikaria have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur.

We do not intend to proceed with further clinical development of BCM until and unless we can determine an alternative path forward. Consequently, any future royalty and milestones payments to BioLine would depend on finding a path forward for future clinical development.

In the course of our normal business operations, we also enter into agreements with suppliers, contract service providers and others to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these contracts and purchase orders at any time with notice, and such contracts and purchase orders do not contain minimum purchase obligations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expense, impairment of long-lived assets, stock-based compensation, common stock warrants, and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As part of the process of preparing our financial statements, we are required to estimate a portion of our prepaid and accrued research expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make such estimates of our incurred research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include:

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in ASC Topic 480, Distinguishing Liabilities From Equity (ASC Topic 480), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify warrant liabilities on the consolidated balance sheet as current liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liabilities.  Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. Refer to Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrant liabilities.

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

We account for our stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Compensation- Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period. We recognize stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest. We use the Black-Scholes-Merton option pricing model to value our stock option awards. Refer to Note 9 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for stock-based compensation.

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are assessing ASU 2014-09’s impact and will adopt it when effective.

In August 2014, the FASB issued ASU, 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. We adopted ASU 2014-15 during the year ended December 31, 2016. Note 3 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K incorporates the disclosure requirements from the adoption of ASU 2014-15.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are assessing ASU 2016-01’s impact and will adopt it when effective.
In February 2016, the FASB issued ASU 2016-02, "Leases," which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are assessing ASU 2016-02’s impact and will adopt it when effective.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" which provides for simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We are assessing ASU 2016-15’s impact and will adopt it when effective.
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows: Restricted Cash", which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-18 provides for retrospective application for all periods presented. We are assessing ASU 2016-18’s impact and will adopt it when effective.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our filings with the SEC. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents of $14.5 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of approximately $5.6 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bellerophon Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. (formerly Bellerophon Therapeutics LLC) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’/members’ equity and invested deficit and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bellerophon Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2017

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share/unit and per share data)

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$14,453	$6,260
Restricted cash	150	—
Marketable securities	5,571	17,807
Prepaid expenses and other current assets	6,331	5,385
Total current assets	26,505	29,452
Restricted cash, non-current	307	457
Other non-current assets	1,491	6,701
Property and equipment, net	1,399	1,799
Total assets	$29,702	$38,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,807	$1,613
Accrued research and development	2,573	4,078
Accrued expenses	922	2,234
Due to Ikaria, Inc.	193	148
Total current liabilities	6,495	8,073
Common stock warrant liability	5,215	—
Total liabilities	11,710	8,073

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 31,702,624 shares issued and outstanding at December 31, 2016, 13,130,800 shares issued and outstanding at December 31, 2015	317	131
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	142,167	130,902
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(124,492)	(100,678)
Total stockholders' equity	17,992	30,336

Total liabilities and stockholders' equity	$29,702	$38,409

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share/unit and per share/unit data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$16,650	$33,365	$45,978
General and administrative	7,107	14,870	13,775
Total operating expenses	23,757	48,235	59,753
Other operating income	—	1,667	—
Loss from operations	(23,757)	(46,568)	(59,753)
Change in fair value of common stock warrant liability	(590)	—	—
Interest and other income	95	109	79
Pre-tax loss	(24,252)	(46,459)	(59,674)
Income tax benefit	(438)	—	—
Net loss	$(23,814)	$(46,459)	$(59,674)

Weighted average shares/units outstanding:
Basic and diluted	15,057,627	12,267,693	7,898,289

Net loss per share/unit:
Basic and diluted	$(1.58)	$(3.79)	(7.56)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(23,814)	$(46,459)	$(59,674)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale marketable securities	$19	$(19)	$—
Total other comprehensive income (loss)	$19	$(19)	$—
Comprehensive loss	$(23,795)	$(46,478)	$(59,674)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in in Stockholders’/Members’ Equity and Invested Deficit
 (Amounts in thousands except unit/share and per share data)

	Membership Units		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Investment by Ikaria, Inc.	Accumulated Deficit	Total Invested / Stockholders' / Members Equity
	Units	Amount	Shares	Amount
Balance December 31, 2013							$160,778	$(176,515)	$(15,737)
Net loss from January 1, 2014 through February 11, 2014, prior to Spin-Out							—	(5,455)	(5,455)
Investment by Ikaria, Inc., net prior to Spin-Out							7,547	—	7,547
Additional investment by Ikaria, Inc. for settlement of liabilities prior to Spin-Out							9,196	—	9,196
Balance February 11, 2014							$177,521	$(181,970)	$(4,449)
Contribution by Ikaria, Inc. of net assets to Bellerophon in connection with Spin-Out	7,899,251	$75,551					(177,521)	181,970	80,000
Net loss from February 12, 2014 through December 31, 2014	—	—					—	(54,219)	(54,219)
Stock-based compensation	—	1,568					—	—	1,568
Exercise of options	8,182	66					—	—	66
Repurchase of units	(2,108)	(29)					—	—	(29)
Balance at December 31, 2014	7,905,325	$77,156	—	$—	$—	$—	$—	$(54,219)	$22,937
Net loss	—	—	—	—	—	—	—	(46,459)	(46,459)
Other comprehensive loss	—	—	—	—	—	(19)	—	—	(19)
Sale of membership units	67	1	—	—	—	—	—	—	1
Conversion of membership units into common stock in connection with conversion of LLC into a C-Corp.	(7,905,392)	(77,157)	7,905,392	79	77,078	—	—	—	—
Sale of common stock in initial public offering ($12.00 per share), net of underwriting discounts and commissions and offering expenses of $8,085	—	—	5,000,000	50	51,865	—	—	—	51,915
Common stock issued to Global Corporate Finance	—	—	8,000	—	24	—	—	—	24
Exercise of options	—	—	126,499	1	185	—	—	—	186
Stock-based compensation	—	—	90,909	1	1,750	—	—	—	1,751
Balance at December 31, 2015	—	$—	13,130,800	$131	$130,902	$(19)	$—	$(100,678)	$30,336
Net loss	—	—	—	—	—	—	—	(23,814)	(23,814)
Other comprehensive income	—	—	—	—	—	19	—	—	19
Sale of common stock in ATM offering, net of underwriting discounts and commissions and offering expenses of $134	—	—	1,025,793	10	2,099	—	—	—	2,109
Sale of common stock in secondary offering, net of underwriting discounts and commissions and offering expenses of $662	—	—	17,142,858	172	6,540	—	—	—	6,712
Stock-based compensation	—	—	403,173	4	2,626	—	—	—	2,630
Balance at December 31, 2016	—	$—	31,702,624	$317	$142,167	$—	$—	$(124,492)	$17,992

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
 Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(23,814)	$(46,459)	$(59,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	377	388
Stock-based compensation	2,758	1,751	1,839
Change in fair value of common stock warrant liability	590	—	—
Accretion and amortization of discounts and premiums on marketable securities, net	34	45	—
Issuance costs attributable to common stock warrant liability	415	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(946)	(3,783)	(50)
Restricted cash held for Ikaria, Inc.	—	10,812	(10,812)
Restricted cash held as security deposit	—	(457)	—
Other non-current assets	5,210	(6,701)	—
Accounts payable, accrued research and development, accrued expenses and other liabilities	(1,905)	(1,336)	(2,914)
Amounts due to Ikaria, Inc.	45	(513)	661
Net cash used in operating activities	(17,213)	(46,264)	(70,562)
Cash flows from investing activities:
Capital expenditures	(22)	(458)	—
Purchase of marketable securities	—	(22,757)	—
Proceeds from sale of marketable securities	12,221	4,910	—
Net cash provided by (used in) investing activities	12,199	(18,305)	—
Cash flows from financing activities:
Contribution from Ikaria, Inc. in connection with Spin-Out	—	—	80,000
Contributions from Ikaria, Inc., net	—	—	9,252
Transaction costs paid	—	—	(1,912)
Proceeds from sale of membership units	—	1	—
Proceeds received from exercise of options	—	186	66
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	2,144	—	—
Proceeds from sale of Units in Secondary Offering, net of commissions and offering expenses	11,191	—	—
Tax withholding payments for stock compensation	(128)	—	—
Repurchase of units	—	—	(29)
Cash proceeds from issuance of common stock from initial public offering, net of issuance costs	—	53,827	—
Net cash provided by financing activities	13,207	54,014	87,377
Net change in cash and cash equivalents	8,193	(10,555)	16,815
Cash and cash equivalents at beginning of year	6,260	16,815	—
Cash and cash equivalents at end of year	$14,453	$6,260	$16,815
Non-cash investing activities:
Change in unrealized holding losses on marketable securities, net	$19	$(19)	$—
Non-cash financing activities:
Unpaid expenses related to ATM Offering	$35	$—	$—
Unpaid expenses related to Secondary Offering	$269	$—	$—
Investment by Ikaria, Inc., net	$—	$—	$7,491

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program is the continued development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse, with pulmonary arterial hypertension, or PAH, representing the lead indication. The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation.

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

•	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.

•	The risk that the Company will be unable to obtain additional funds on a timely basis and hence there will be substantial doubt about its ability to continue as a going concern.

•	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.

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

In connection with the Spin-Out, $80.0 million of cash was distributed to the Company. At the time of the Spin-Out, $18.5 million of the $80.0 million cash held by the Company was deposited in escrow to guarantee payment of the monthly services fees payable by the Company to Ikaria in exchange for the services to be provided by Ikaria pursuant to the Company’s transition services agreement with Ikaria, or the TSA, during the 24 months following the Spin-Out. See Note 12- Related-Party Transactions. On July 9, 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Pursuant to this amendment, during October 2015, the Company received from escrow $3.3 million, which is equal to the amount it deposited to pay amounts owed to Ikaria under the TSA for the remainder of the original period.

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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. Intercompany balances and transactions have been eliminated. For periods prior to the Spin-Out, the financial statements were carved out of the consolidated financial statements of Ikaria. Although the financial statements prior to the Spin-Out were prepared on a combined carve-out basis, the financial statements for all periods presented have been labeled “consolidated” financial statements for ease of reference since the most recent balance sheets at December 31, 2016 and 2015 are consolidated balance sheets. At the date of the Spin-Out, the historical accumulated deficit of approximately $182.0 million based on the carve-out financial statements through February 11, 2014 was eliminated in the transfer of net assets to the Company. The net loss for the period February 12, 2014 through December 31, 2014 of $54.2 million has been reflected as the accumulated deficit on the Statement of Changes in Stockholders’/Members’ Equity and Invested Deficit, representing the net loss since the date of the Spin-Out. Net assets contributed to the Company in the Spin-Out were $75.6 million, including cash of $80.0 million. The results of operations and cash flows for the year ended December 31, 2016 and 2015 and from February 12, 2014 through December 31, 2014 and the balance sheet as of December 31, 2016 and 2015 represent actual results and the financial position of the Company on a stand-alone basis. The Company operates in one reportable segment and solely within the United States. Accordingly, no segment or geographic information has been presented.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period, including prepaid and accrued research and development expenses, stock-based compensation, common stock warrant liability and income taxes. Actual results could differ from those estimates.

For periods prior to the Spin-Out, the financial statements were carved out of the consolidated financial statements of Ikaria.  Management believes that the statements of operations for the periods prior to the Spin-Out (which include a period of forty-two days prior to the Spin-Out in the year ended December 31, 2014) include reasonable allocations of costs and expenses incurred by Ikaria which benefited the Company. However, such amounts may not be indicative of the actual level of costs and expenses that would have been incurred by the Company if it had operated as an independent stand-alone company or of the costs and expenses expected to be incurred in the future. As such, the financial information for the year ended December 31, 2014 may not necessarily reflect the results of operations and cash flows of the Company had it been an independent stand-alone company for the period, or the results of operations and cash flows expected in the future.

Direct and indirect costs related to the Company for INOpulse for PAH, INOpulse for PH-COPD and Bioabsorbable Cardiac Matrix, or BCM, clinical programs have been allocated to the Company for the period prior to February 12, 2014. These allocations were based on either a specific identification basis or, when specific identification was not practicable, proportional cost allocation methods, such as time and wage studies, depending on the nature of the expense. All allocations were based on actual costs incurred. For purposes of allocating non-project specific expenses, each departmental head provided information as to the percentage of employee time incurred on behalf of the Company.

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

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Compensation- Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest.  The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. For restricted stock, the fair value is the closing market price per share on the grant date. See Note 9 - Stock-Based Compensation for a description of these assumptions.

Prior to the date of the Spin-Out, stock-based compensation expense for the Company represented an allocation of Ikaria’s stock-based compensation expense based on the allocation percentages of the Company’s cost centers, which were determined based on specific identification or the proportionate percentage of employee time or headcount to the respective total Ikaria employee time or headcount.

(d)	Common Stock Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in ASC Topic 480, Distinguishing Liabilities From Equity (ASC Topic 480), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company classifies warrant liabilities on the consolidated balance sheet as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liabilities. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. See Note 6 - Warrants for a description of these assumptions.

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

As of the date of the conversion to a taxable corporation, the Company recognized approximately $17.9 million of deferred tax assets which consisted principally of excess tax-over-book basis in intangible assets and property, plant and equipment and certain accruals that were transferred from the limited liability company to the corporation. The Company also recognized a full valuation allowance since it had a cumulative loss position and no positive evidence of taxable income to support recovery of the deferred tax assets. The Company incurred transaction costs of approximately $8.1 million in connection with the IPO which were recorded as a reduction of equity. These costs are nondeductible until and if the Company liquidates or terminates operations, which is not expected in the foreseeable future. Therefore, the Company did not recognize a deferred tax asset for such costs.

(f)	Marketable Securities

The Company’s marketable securities consist of federally insured certificates of deposit classified as available-for-sale that are recorded at amortized cost, which approximates fair value, and corporate or agency bonds classified as available-for-sale that are recorded at fair value. Unrealized gains and losses are reported as accumulated other comprehensive (loss) income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income, at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest on available-for-sale securities are included in interest and other income.

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

(h) Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

(i) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.
In August 2014, the FASB issued ASU, 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company adopted ASU 2014-15 during the year ended December 31, 2016. Note 3 - Liquidity incorporates the disclosure requirements from the adoption of ASU 2014-15.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" which provides for simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows: Restricted Cash", which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-18 provides for retrospective application for all periods presented. The Company is assessing ASU 2016-18’s impact and will adopt it when effective.

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

The Company had cash and cash equivalents of $14.5 million and marketable securities of $5.6 million as of December 31, 2016.

The Company's existing cash and cash equivalents and marketable securities as of December 31, 2016 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, in which the Company enrolled the first patient in June 2016, and to a lesser extent for the Phase 2 trials for PH-COPD and PH-IPF. In addition, as of December 31, 2016, the Company had $7.2 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2015 was $11.3 million. These prepayment amounts are presented on the respective consolidated balance sheets as follows (in thousands):

	December 31, 2016	December 31, 2015
Prepaid expenses and other current assets	5,842	4,551
Other non-current assets	1,406	6,701
	7,248	11,252

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

On May 27, 2016, the Company entered into a Sales Agreement, with FBR Capital Markets & Co. and MLV & Co. LLC, or Distribution Agents, pursuant to which the Company may issue and sell shares of the Company's common stock having an aggregate offering price of up to $5.7 million through the Distribution Agents. Any sales of shares of the Company's common stock pursuant to the Sales Agreement, or the ATM Offering, will be made under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016. As of December 31, 2016, the Company had sold 1,025,793 shares for gross and net proceeds of $2.2 million and $2.1 million, respectively.
On November 22, 2016, the Company filed a registration statement with the SEC, on Form S-1, which as amended became effective on November 22, 2016. On November 29, 2016, the Company completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of its common stock and warrants exercisable for up to 17,142,858 shares of its common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant will have an exercise price per full share of common stock equal to $0.80, will be immediately exercisable and will expire 5 years from the date on which such warrant becomes exercisable. The warrants require cash settlement by the Company under certain situations.
The Company continues to pursue potential sources of funding, including equity financing.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K..

Based on such evaluation, management believes that the Company’s existing cash and cash equivalents and marketable securities as of December 31, 2016, funds available under the ATM offering, and proceeds that will become available to the Company upon sale of the Company’s State net operating losses (NOL) and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy the Company’s operating cash needs for at least one year after the filing of this Annual Report.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, management believes that it is probable that the Company’s plans to sell NOLs can be effectively implemented to address the Company’s short term financial needs. The Company participated in this program during November 2016 through the sale of R&D tax credits generated in the year ended December 31, 2015. The proceeds from this sale were recorded as Income tax benefit.

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

(4) Marketable Securities

The Company considers all of its current investments to be available-for-sale. Marketable securities as of December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	3,619	—	—	3,619
Corporate bonds	1,952	—	—	1,952
Total	5,571	—	—	5,571

Marketable securities as of December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	10,140	—	—	10,140
Corporate bonds	4,938	—	(11)	4,927
Agency bonds	2,748	—	(8)	2,740
Total	17,826	—	(19)	17,807

Maturities of marketable securities classified as available-for-sale were as follows at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Due within one year	5,571	10,230
Due after one year through two years	—	7,577
	5,571	17,807

(5) Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Machinery and equipment	$2,943	$2,943
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	3,423	3,423
Less accumulated depreciation	(2,024)	(1,624)
	$1,399	$1,799

(6) Common Stock Warrant Liability

On November 29, 2016, the Company issued 17,142,858 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and are recorded at estimated fair value using a Black-Scholes-Merton pricing model. The following table summarizes warrant activity for the year ended December 31, 2016 (fair value amount in thousands):

	Warrants	Estimated Fair Value
Warrants outstanding as of January 1, 2016	—	$—
Additions pursuant to Secondary Offering	17,142,858	4,625
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	590
Warrants outstanding as of December 31, 2016	17,142,858	$5,215
See Note 7 for determination of fair value of common stock warrant liability.
(7) Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2016 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$5,571	$—	$5,571
Common stock warrant liabilities	$—	$—	$5,215	$5,215

The following table summarizes fair value measurements by level at December 31, 2015 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$17,807	$—	$17,807

There were no common stock warrant liabilities as of December 31, 2015.

The Company uses a Black-Scholes-Merton option pricing model to value its common stock warrants. The significant unobservable inputs used in calculating the fair value of common stock warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, may result in significantly higher or lower fair value measurements.
The following are the assumptions used in estimating the fair value of warrants issued as of November 29, 2016 and December 31, 2016:

	December 31, 2016	November 29, 2016
Valuation assumptions:
Risk-free interest rate	1.91%	1.78%
Expected volatility	83.73%	81.98%
Expected term (in years)	4.9	5.0
Dividend yield	—%	—%

(8) Restructuring Charges

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

The following table summarizes restructuring activities for the year ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Opening balance (a)	$969	—
Charged to research and development expense	—	321
Charged to general and administrative expense	—	1,053
Reversals to general and administrative expenses (b)	(352)	—
Cash payments	(507)	(405)
Accrual balance at December 31, 2016 (a)	$110	$969

(a) Included in Accrued expenses.
(b) Pursuant to resolution of certain matters that resulted in cessation of severance payments

(9) Stock-Based Compensation

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

As of December 31, 2016, there was approximately $3.0 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.3 years.

No tax benefit was recognized during the years ended December 31, 2016, 2015 and 2014 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

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

The weighted average grant-date fair value of options issued during the year ended December 31, 2016, 2015 and 2014 was $0.52, $6.55 and $9.98, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2016, 2015 and 2014.

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Valuation assumptions:
Risk-free interest rate	1.90%	1.60%	1.71%
Expected volatility	82.48%	79.18%	90.00%
Expected term (in years)	6.2	6.1	6.1
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2016, 2015 and 2014 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of February 12, 2014	—	—			—
Granted	514,266	$13.28			$13.28
Forfeited	(5,986)	13.28			$13.28
Options outstanding as of December 31, 2014	508,280	$13.28			$13.28	9.5
Granted	443,607	4.12	-	12.00	9.53
Forfeited	(246,707)	8.23	-	13.28	9.95
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	2,530,770	0.49	-	2.30	0.73
Forfeited	(46,069)	10.22	-	13.28	11.69
Options outstanding as of December 31, 2016	3,189,881	$0.49	-	13.28	$3.08	9.4
Options vested and exercisable as of December 31, 2016	333,028	$4.12	-	13.28	$12.58	7.6

Restricted Stock

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2016 and 2015 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value(in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2014	—	—	$—	—
Granted	90,909	3.86	0.4
Vested	(13,116)	(3.08)	(0.1)
Restricted stock outstanding as of December 31, 2015	77,793	3.99	$0.3	0.7
Granted	519,871	2.40	1.2
Vested	(417,817)	(2.75)	(1.2)
Forfeited	(24,001)	(3.69)	(0.1)
Restricted stock outstanding as of December 31, 2016	155,846	2.05	$0.3	0.0

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

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2016, 2015 and 2014 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014
	Shares	Range of Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options issued and vested at date of Spin-Out as of February 12, 2014	618,212	$0.26	-	17.92	$7.24
Exercised	(8,182)	7.77	-	8.77	7.99
Forfeited	(32,055)	7.77	-	14.91	9.39
Options outstanding, vested and exercisable as of December 31, 2014	577,975	$0.26	-	17.92	$7.11	4.5
Exercised	(126,499)	1.13	-	7.77	1.47
Forfeited	(337,767)	7.77	-	17.92	8.61
Options outstanding, vested and exercisable as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Forfeited	(26,340)	0.26	-	17.92	8.23
Options outstanding, vested and exercisable as of December 31, 2016	87,369	$7.77	-	17.92	$9.14	4.3

There were no options exercised during the year ended December 31, 2016. The intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was $0.4 million and de minimis, respectively. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2016 was de minimis.

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

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan and expenses for dates prior to the Spin-Out that were allocated to the Company related to Ikaria share-based awards (in thousands).
.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Research and development	$689	$364	$271
General and administrative	2,069	1,387	1,568
Total expense	$2,758	$1,751	$1,839

(10) Income Taxes

The Company’s tax rate for 2016 is a 1.8% benefit due to the sale of R&D tax credits in November 2016. Excluding the sale of R&D tax credits the tax rate for 2016 is zero because the Company expects to generate additional losses and currently has a full valuation allowance. The Company was an LLC as of December 31, 2014 and until February 12, 2015 when it converted to a C corporation. Although, the Company was not subject to income taxes in any jurisdiction while it was an LLC, one of the Company’s subsidiaries was a C-corporation and subject to state and federal income taxes. This subsidiary generated an immaterial operating loss in 2014 and the short year ended February 12, 2015. Accordingly, no provision or benefit for income taxes is reflected in the Company’s 2014 or 2015 consolidated financial statements.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
U.S. federal statutory rate	34.0%	34.0%
State and local taxes, net of federal tax effect	6.6%	5.8%
Research tax credits	13.7%	15.8%
Valuation allowance	(38.9)%	(55.1)%
Prior year adjustments	(13.7)%	—%
Sale of R&D tax credits	(1.8)%	—%
Expenses associated with common stock warrant liability (a)	(1.3)%	—%
Incentive stock options, non-deductible	(0.4)%	(0.5)%
	(1.8)%	0.0%
 (a) Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2016 and 2015 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Assets	(Liabilities)
Net operating loss carryforwards	$21,469	$—
Research tax credit carryforwards	15,310	—
Property and equipment	—	(161)
Stock based compensation	881	—
Intangible assets	11,389	—
Accrued expenses	713	—
Subtotal	49,762	(161)
Valuation allowance	(49,601)	—
Total deferred tax assets (liabilities)	$161	$(161)
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2015 are as follows (in thousands):

	December 31, 2015
	Assets	(Liabilities)
Net operating loss carryforwards	$15,459	$—
Research tax credit carryforwards	9,753	—
Property and equipment	—	(130)
Stock based compensation	359	—
Intangible assets	12,371	—
Accrued expenses	2,521	—
Subtotal	40,463	(130)
Valuation allowance	(40,333)	—
Total deferred tax assets (liabilities)	$130	$(130)
Net deferred tax assets	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2016, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $51.7 million and for state income tax reporting purposes of approximately $66.0 million, which expire at various dates between fiscal 2034 and 2036. The Company plans to sell a portion of its state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in 2017. As of December 31, 2016 and 2015, the Company had no material uncertain tax positions.

(11) Net Loss Per Share/Unit

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

The Company is reporting a net loss for the years ended December 31, 2016, 2015 and 2014, therefore diluted net loss per share/unit is the same as the basic net loss per share/unit.

As of December 31, 2016, the Company had 17,142,858 common stock warrants, 3,277,250 options to purchase shares and 155,846 restricted shares outstanding that have been excluded from the computation of diluted weighted average units outstanding, because such securities had an antidilutive impact due to the loss reported.

(12) Related-Party Transactions

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

In July 2015, the Company entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse program for the treatment of three additional indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications.

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

Transition Services Agreement

In February 2014, the Company and Ikaria entered into the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. Ikaria also agreed to use reasonable efforts to provide the Company with the use of office space at Ikaria’s headquarters in Hampton, New Jersey pursuant to the terms of the TSA. In July 2015, the Company entered into an amendment to the TSA advancing the termination date from February 9, 2016 to September 30, 2015. Concurrently, the Company also entered into a new lease agreement for its office space - see Note 13. In exchange for the services, beginning in February 2014, the Company was obligated to pay Ikaria monthly services fees in the amount of $772,000 plus out of pocket expenses and certain other expenses. At December 31, 2015, the Company had no accrued expenses due to Ikaria in connection with the TSA. At December 31, 2014, related accrued expenses due to Ikaria amounted to $0.5 million.

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

The following table summarizes the amounts recorded under the TSA and the 2015 Services Agreement for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended December 31,

(in millions)	2015	2014
Expense in connection with the TSA	7.0	8.2
Other operating income in connection with the 2015 Services Agreement	(1.7)	—
Expense in connection with the 2015 Services Agreement	0.2	—

Supply Agreements

In February 2014, the Company entered into drug supply and device supply agreements with a subsidiary of Ikaria. Under these agreements, Ikaria agreed to use commercially reasonable efforts to supply inhaled nitric oxide and nitric oxide delivery devices for use in the Company’s clinical trials, and in the case of the drug supply agreement, the Company has agreed to purchase its clinical supply of inhaled nitric oxide from Ikaria. The Company also granted Ikaria a right of first negotiation in the event that the Company desires to enter into a commercial supply agreement with a third party for supply of nitric oxide for inhalation. The device supply agreement expired on February 9, 2015 and no amounts were due to Ikaria under that agreement as of December 31, 2016 or 2015.

In November 2015, the Company amended its drug supply agreement with Ikaria to secure future supply and pricing for cartridges and nitric oxide. Under the amended supply agreement, the Company paid Ikaria $6.6 million, $0.6 million of which was applied to outstanding amounts owed to Ikaria under the drug supply agreement. The remaining $6.0 million resulted in a prepayment to Ikaria in exchange for defined levels of cartridges and nitric oxide. The amendment to the agreement also fixes pricing for any additional cartridges or nitric oxide beyond the defined levels. Additionally, the amendment requires the Company to pay to Ikaria an additional $1.75 million upon successful completion of the initial PAH phase 3 clinical trial and a perpetual royalty calculated as 3% of PAH sales on a quarterly basis. As of December 31, 2016 or 2015, no amount was due to Ikaria under the drug supply agreement.

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

Operating Leases

 The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2016 (in thousands).

Operating Lease(1)
2017	$631
2018	642
2019	653
2020	663
2021	674
Thereafter	857
Total	$4,120

(1)  Operating lease obligations include the lease agreement the Company entered into on August 6, 2015 for office space in Warren, New Jersey.

     Rent expense, including direct and allocated expenses for 2014, is calculated on the straight-line basis and amounted to approximately $0.7 million, $0.4 million, $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

(14) Quarterly Financial Data (unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
(in thousands, except share/ and per share data)	2016	2015	2016	2015	2016	2015	2016	2015

Operating expenses:
Research and development	$5,111	$8,329	$2,472	$7,090	$3,954	$8,426	$5,113	$9,520
General and administrative	2,181	2,533	1,745	4,329	1,205	3,435	1,976	4,573
Total operating expenses	7,292	10,862	4,217	11,419	5,159	11,861	7,089	14,093
Other operating income	—	—	—	250	—	251	—	1,166
Loss from operations	(7,292)	(10,862)	(4,217)	(11,169)	(5,159)	(11,610)	(7,089)	(12,927)
Change in fair value of common stock warrant liability	(590)	—	—	—	—	—	—	—
Interest and other income	21	36	22	27	22	27	30	19
Pre-tax loss	(7,861)	(10,826)	(4,195)	(11,142)	(5,137)	(11,583)	(7,059)	(12,908)
Income tax benefit	(438)	—	—	—	—	—	—	—
Net loss	$(7,423)	$(10,826)	$(4,195)	$(11,142)	$(5,137)	$(11,583)	$(7,059)	$(12,908)
Weighted average shares outstanding:
Basic and diluted	20,186,996	13,026,816	13,854,188	12,911,905	13,093,176	12,910,975	13,053,007	10,152,487
Net loss per share:
Basic and diluted	$(0.37)	$(0.83)	$(0.30)	$(0.86)	$(0.39)	$(0.90)	$(0.54)	$(1.27)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management believes that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.                           Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2017 Annual Meeting of Stockholders (our “2017 Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 2, 2017.

Name	Age	Position
Fabian Tenenbaum	43	Chief Executive Officer
Peter Fernandes	62	Chief Regulatory and Safety Officer
Deborah A. Quinn, M.D.	62	Chief Medical Officer
Martin Dekker	44	Vice President of Engineering and Manufacturing
Amy Edmonds	45	Vice President of Clinical Operations and Administration
Parag Shah	40	Vice President of Project Management and Distribution
Megan Schoeps	33	Controller and Principal Financial Officer

Fabian Tenenbaum has served as our Chief Executive Officer since November 2016. Prior to then Mr. Tenenbaum served as Chief Financial Officer and Chief Business Officer from February 2016. Mr. Tenenbaum joined us from Anterios, Inc. a clinical-stage biopharmaceutical company focused on the development of dermatology products, where he served as Chief Financial Officer and Chief Business Officer from October 2014 to February 2016. Prior to that, Mr. Tenenbaum served as Chief Executive Officer with Syneron Beauty from 2011 to October 2014, and Chief Financial Officer and Executive Vice President of Syneron Medical from May 2007 to 2011. Prior to Syneron Medical, Mr. Tenenbaum was Vice President Americas for Radiancy, Inc., from 2002 to 2006, and Director, Commercial Operations and Corporate Development at Sunlight Medical, Inc. from 1999 to 2002. Mr. Tenenbaum holds a Bachelor in Medicine (B.Md.) from Ben Gurion University, Israel and an MBA from Columbia Business School.
Peter Fernandes has been our Chief Regulatory and Safety Officer since May 2015. Prior to joining us, Mr. Fernandes was Vice President of Global Regulatory Affairs at Ikaria Inc., from October 2012 to May 2015, and in this capacity also led our regulatory group since its inception in February of 2014. Previously, he led Regulatory Affairs and Quality Assurance for OptiNose, Inc. from October 2010 to September 2012, was Vice President US Drug Regulatory Affairs Respiratory and US DRA Respiratory Franchise Head for Novartis Pharmaceuticals from November 2007 to October 2010. He has also served as the Head of US Development Site and Vice President of Regulatory Affairs and Quality Assurance at Altana Pharma, a subsidiary of Nycomed Inc., and led the US Respiratory and GI Drug Regulatory Affairs group at Boehringer Ingelheim. Mr. Fernandes has an M. Pharm. from the Grant Medical College and a B. Pharm. from the K.M. K College of Pharmacy, both at the University of Bombay in India.
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
Martin Dekker has served as our Vice President of Engineering and Manufacturing since January 2015. Prior to joining us, Mr. Dekker held several positions at Spacelabs Healthcare, a company that develops and manufactures medical devices, from November 1998 to January 2015, most recently as Director of Global Operations Engineering. During his time at Spacelabs Healthcare, Mr. Dekker led and co-designed new products, developed and launched transformative manufacturing technologies and championed cross-functional quality/engineering projects. He is a member of the Institute of Electrical and Electronic Engineers. Mr. Dekker received a B.S. in electronics from Noordelijke Hogeschool Leeuwarden, the Netherlands.

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
Parag Shah, Ph.D. has served as our Vice President of Project Management and Distribution since April 2016 with responsibilities for Project Management, Supply Distribution, Pre-Clinical and Business Development activities. Prior to joining Bellerophon, Dr. Shah was Principal Scientist at Pfizer from 2004 through 2010 where he was responsible for leading multiple parenteral and liquid formulation development teams. In addition, Dr. Shah was a member of multiple Limited Duration Teams including serving as Pfizer’s Team Lead for the Nanoparticle Network responsible for internal and external evaluation of nanoparticle technologies. Dr. Shah joined Ikaria as Parenteral Development Lead in 2010 and assumed additional responsibilities in 2012 as Director, Pharmaceutical Science, covering both Pharmaceutical Development and Clinical Supply Management. Dr. Shah received his Bachelor’s degree from Carnegie Mellon and his Ph.D. in Chemical Engineering from The University of Texas at Austin.
Megan Schoeps has served as our Controller and Principal Financial Officer since March 2017. Ms. Schoeps has served as our Controller since February 2016 and, prior to that, our Assistant Controller from June 2015 to February 2016. Prior to joining us, Ms. Schoeps served as Manager, Financial Reporting at Actavis plc from September 2013 to May 2015. Previously, from April 2013 to September 2013, Ms. Schoeps was a Business Planning and Analysis Manager at Novartis Consumer Health and from October 2009 to April 2013, Ms. Schoeps was Manager, Financial Reporting then Senior Manager, Financial Planning & Analysis at Warner Chilcott. Prior to Warner Chilcott, Ms. Schoeps was an auditor with PricewaterhouseCoopers LLP. Ms. Schoeps holds a Bachelor's degree from Rutgers, The State University of New Jersey.

There are no family relationships among any of our executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2017 Proxy Statement.

Item 11.                           Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2017 Proxy Statement.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Proposal ___: Amendment to Stock Plan” in our 2017 Proxy Statement.

Item 13.                           Certain Relationships and Related Transactions, and Director Independence

 The response to this item is incorporated by reference from the discussion responsive thereto under the captions

“Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in our 2017 Proxy Statement.

Item 14.                           Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our 2017 Proxy Statement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabian Tenenbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Fabian Tenenbaum

/s/ Megan Schoeps	Controller (Principal Financial Officer)	March 13, 2017
Megan Schoeps

/s/ Jonathan M. Peacock	Chairman	March 13, 2017
Jonathan M. Peacock

/s/ Naseem Amin	Director	March 13, 2017
Naseem Amin

/s/ Scott Bruder	Director	March 13, 2017
Scott Bruder

/s/ Mary Ann Cloyd	Director	March 13, 2017
Mary Ann Cloyd

/s/ Jens Luehring	Director	March 13, 2017
Jens Luehring

/s/ Andre V. Moura	Director	March 13, 2017
Andre V. Moura

/s/ Daniel Tassé	Director	March 13, 2017
Daniel Tassé

/s/ Adam Weinstein	Director	March 13, 2017
Adam Weinstein

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Plan of Conversion
2.2*	Agreement and Plan of Merger
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
10.6+
Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.7+
Form of Nonstatutory Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.8†
Amended and Restated License and Commercialization Agreement, dated as of August 26, 2009, among Ikaria Development Subsidiary One LLC, BioLineRx Ltd. and BioLine Innovations Jerusalem L.P., as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.9
Form of Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.10†
Separation and Distribution Agreement, dated as of February 9, 2014, among the Registrant, Ikaria, Inc. and Ikaria Acquisition LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.11†
Services Agreement, effective as of January 1, 2015, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on February 3, 2015)

10.12†
Drug Clinical Supply Agreement, dated as of February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.13†
Employee Matters Agreement, dated as of February 9, 2014, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.14†
Exclusive Cross-License, Technology Transfer and Regulatory Matters Agreement, dated February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, as amended on March 27, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.15†
Transition Services Agreement, dated as of February 9, 2014, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.16
Registration Rights Agreement, dated February 12, 2015, among the Registrant, New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., Allegheny New Mountain Partners, L.P., New Mountain Affiliated Investors II, L.P., ARCH Venture Fund VI, L.P., Venrock Partners, L.P., Venrock Associates IV, L.P., Venrock Entrepreneurs Fund IV, L.P., Linde North America, Inc., 5AM Ventures LLC and Aravis Venture I L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.17
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.18+
Assumed Employment Agreement, dated January 4, 2012, between Manesh Naidu and Ikaria, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.19+
Assumed Employment Agreement, dated August 10, 2010, between Martin Meglasson and Ikaria, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.20+
Assumed Employment Agreement, dated March 26, 2012, between Reinilde Heyrman and Ikaria, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.21+
Form of Retention Bonus Letter for Executive Officers (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.22+
Employment Agreement, dated June 20, 2014, between Jonathan M. Peacock, the Registrant and Bellerophon Services, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.23
Form of Management Rights Letter between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.24+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Jonathan M. Peacock and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.25+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Manesh Naidu and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.26+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Martin Meglasson and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.27+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Reinilde Heyrman and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.28+
Offer Letter, dated May 14, 2015, between Amit Agrawal and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.29+
Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.30+
Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.31
Lease Agreement between 184 Property Owner, LLC and the Registrant dated August 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.32
Second Amendment to the Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, dated July 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.33
Form of Amendment to Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services,  Inc. dated July 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.34
First Amendment to Transition Services Agreement between Ikaria, Inc. and the Registrant dated July 9, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.35
First Amendment to Services Agreement between Ikaria, Inc. and the Registrant dated July 9, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.36
Severance and Release Agreement between Manesh Naidu and the Registrant dated July 31, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.37
Professional Services Agreement between Martin Meglasson and the Registrant dated September 23, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.38+
Offer Letter between Deborah Quinn and the Registrant dated December 8, 2014 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.39+
Offer Letter between Amy Edmonds and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.40+
Form of Retention Letter by and between the Registrant and each of David Abrams, Martin Dekker, Peter Fernandes, Deborah Quinn and Amy Edmonds (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.41+
Form of Restricted Stock Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 4, 2015)

10.42
Second Amendment to Drug Clinical Supply Agreement and Third Amendment to Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement, dated November 16, 2015, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 12, 2016)

10.43+
Employment Agreement between the Registrant and Fabian Tenenbaum, effective as of November 11, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.44+
Amended and Restated Employment Agreement between Jonathan M. Peacock and the Registrant dated March 12, 2016 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 21, 2016)

10.45
Retention Letter by and between the Registrant and Parag Shah dated September 21, 2015 (incorporated by reference to Exhibit10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 10, 2016)

10.46
Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-214230) filed with the SEC on November 21, 2016)

10.47
Engagement Letter dated as of October 14, 2016 by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 10, 2016)

10.48
Amendment to Engagement Letter, dated as of November 17, 2016, by and between the Registrant and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-214230) filed with the SEC on November 21, 2016)

10.49
At Market Issuance Sales Agreement, dated as of May 27, 2016, between the Company and FBR Capital Markets & Co. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on form 8-K filed with the SEC on May 27, 2016)

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