Form 10-K/A
period 2016-12-31
Bellerophon Therapeutics, Inc.
filed 2017-03-17
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Bellerophon Therapeutics, Inc. (the “Company”) for the year ended December 31, 2016, originally filed on March 13, 2017 (the “Original Filing”). The Company is filing the Amendment solely to amend and restate in its entirety the Report of Independent Registered Public Accounting Firm included in Item 8 of the Original Filing to correct the date of such opinion. This Amendment does not amend and restate any other portions of Item 8 of the Original Filing other than those set forth in this Amendment.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this explanatory note, the amendment to Part II—Item 8, and the signature page.

Item 8.  Financial Statements and Supplementary Data

The opinion of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements is hereby amended and restated in its entirety as follows:

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
March 13, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: March 17, 2017	By:	/s/ Megan Schoeps
Megan Schoeps
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
23.1	Consent of KPMG LLP independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002