Form 10-Q
period 2017-06-30
Bellerophon Therapeutics, Inc.
filed 2017-08-07
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2017:  35,510,234

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share data)

	As of	As of
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,968	$14,453
Restricted cash	150	150
Marketable securities	3,901	5,571
Prepaid expenses and other current assets	5,362	6,331
Total current assets	20,381	26,505
Restricted cash, non-current	307	307
Other non-current assets	462	1,491
Property and equipment, net	1,207	1,399
Total assets	$22,357	$29,702
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,834	$2,807
Accrued research and development	1,821	2,573
Accrued expenses	838	1,115
Total current liabilities	5,493	6,495
Common stock warrant liability	17,651	5,215
Total liabilities	23,144	11,710
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 35,224,520 and 31,702,624 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	352	317
Preferred stock, $0.01 par value per share; 5,000,000 share authorized, zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	146,426	142,167
Accumulated other comprehensive income	—	—
Accumulated deficit	(147,565)	(124,492)
Total stockholders’ equity	(787)	17,992
Total liabilities and stockholders’ equity	$22,357	$29,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,689	$3,954	$8,026	$9,067
General and administrative	1,634	1,205	3,080	3,181
Total operating expenses	6,323	5,159	11,106	12,248
Loss from operations	(6,323)	(5,159)	(11,106)	(12,248)
Change in fair value of common stock warrant liability	2,367	—	(12,020)	—
Interest and other income	26	22	53	52
Pre-tax loss	(3,930)	(5,137)	(23,073)	(12,196)
Income tax benefit (expense)	—	—	—	—
Net loss	$(3,930)	$(5,137)	$(23,073)	$(12,196)
Weighted average shares outstanding:
Basic and diluted	33,558,669	13,093,176	32,750,949	13,073,202
Net loss per share:
Basic and diluted	$(0.12)	$(0.39)	$(0.70)	$(0.93)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,930)	$(5,137)	$(23,073)	$(12,196)
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	—	—	—	21
Total other comprehensive income	—	—	—	21
Comprehensive loss	$(3,930)	$(5,137)	$(23,073)	$(12,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share and per share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income	Deficit	Equity
December 31, 2016	31,702,624	$317	$142,167	$—	$(124,492)	$17,992
Net loss	—	—	—	—	(23,073)	(23,073)
Other comprehensive income	—	—	—	—	—	—
Sale of common stock in Direct Offering, net of offering expenses of $187	2,000,000	20	1,675	—	—	1,695
Warrant exercises	648,586	6	1,215	—	—	1,221
Stock-based compensation	873,310	9	1,369	—	—	1,378
June 30, 2017	35,224,520	$352	$146,426	$—	$(147,565)	$(787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,073)	$(12,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrant liability	12,020	—
Stock based compensation	1,378	1,369
Depreciation	192	202
Issuance costs attributable to common stock warrant liability	111	—
Accretion and amortization of discounts and premiums on marketable securities, net	—	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	969	(20)
Other non-current assets	1,029	1,106
Accounts payable, accrued research and development, and accrued expenses	(796)	(1,954)
Net cash used in operating activities	(8,170)	(11,470)
Cash flows from investing activities:
Capital expenditures	—	(22)
Purchase of marketable securities	(1,980)	—
Proceeds from sale of marketable securities	3,650	5,885
Net cash provided by investing activities	1,670	5,863
Cash flows from financing activities:
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	2,730	—
Proceeds received from exercise of warrants	520	—
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	—	651
Payment of offering expenses related to the secondary offering	(235)	—
Net cash provided by financing activities	3,015	651

Net change in cash and cash equivalents	(3,485)	(4,956)
Cash and cash equivalents at beginning of period	14,453	6,260
Cash and cash equivalents at end of period	$10,968	$1,304

Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$702	$—
Unpaid expenses related to Direct Offering	$28	$—
Unpaid expenses related to ATM Offering	$—	$116
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$—	$21

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 for the Company are not necessarily indicative of the results expected for the full year.

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
The Company’s estimated tax rate for 2017 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of June 30, 2017 was approximately $56.5 million. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. The Company did not have material uncertain tax positions as of June 30, 2017.

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

(h) Reclassification
Certain prior year balances have been reclassified to conform to the current period presentation.

(i) Recently Issued Accounting Pronouncements

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
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation - Scope of Modification Accounting", guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. This guidance will apply to any future modifications. The Company is assessing ASU 2017-09’s impact and if applicable, will adopt it when effective.

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
The Company had cash and cash equivalents of $11.0 million and marketable securities of $3.9 million as of June 30, 2017.
The Company's existing cash and cash equivalents and marketable securities as of June 30, 2017 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials and to a lesser extent for the Phase 2 trials for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, and interstitial lung disease, or ILD. In addition, as of June 30, 2017, the Company had $4.7 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million. These prepayment amounts are presented on the respective consolidated balance sheets as follows (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets	4,322	5,842
Other non-current assets	389	1,406
	4,711	7,248
On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of June 30, 2017, the Company had sold 1,025,793 shares for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.
On October 25, 2016, the Company filed a registration statement on Form S-1 with the SEC which as amended became effective on November 22, 2016. On November 29, 2016, the Company completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of its common stock and warrants exercisable for up to 17,142,858 shares of its common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by the Company under certain situations. During the six months ended

June 30, 2017, the Company received proceeds of $0.5 million for the exercise of 648,586 warrants. Refer to Note 5 - Common Stock Warrant Liability for further details on the warrants.

On May 9, 2017, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor, or the investor, for the sale of 2,000,000 shares of its common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock, or the Direct Offering. The warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued the placement agent of the Direct Offering, warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, management believes that the Company's existing cash and cash equivalents and marketable securities as of June 30, 2017 and proceeds that will become available to the Company upon sale of the Company's state net operating losses, or NOLs, and R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program will not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company continues to pursue potential sources of funding, including equity financing.

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
If the Company is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts. Moreover, if the Company is unable to obtain additional funds on a timely basis, there will continue to be substantial doubt about its ability to continue as a going concern.

(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities as of June 30, 2017 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	2,902	—	—	2,902
Agency bonds	999	—	—	999
Total	3,901	—	—	3,901

Marketable securities as of December 31, 2016, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	3,619	—	—	3,619
Corporate bonds	1,952	—	—	1,952
Total	5,571	—	—	5,571

Maturities of marketable securities classified as available-for-sale were as follows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Due within one year	3,901	5,571
Due after one year	—	—
	3,901	5,571

(5) Common Stock Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that will be initially exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model.

The following table summarizes warrant activity for the six months ended June 30, 2017 (fair value amount in thousands):

	Warrants	Estimated Fair Value
Beginning balance	17,142,858	$5,215
Exercises	(648,586)	(702)
Additions	1,060,000	1,118
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	12,020
Ending balance	17,554,272	$17,651
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

The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$3,901	$—	$3,901
Common stock warrant liability	—	—	17,651	17,651

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
The following are the weighted average assumptions used in estimating the fair value of warrants issued as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Valuation assumptions:
Risk-free interest rate	1.79%	1.91%
Expected volatility	90.81%	83.73%
Expected term (in years)	4.5	4.9
Dividend yield	—%	—%

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

The following table summarizes restructuring activities for the six months ended June 30, 2017 (in thousands):

June 30, 2017
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

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares.

As of June 30, 2017, there was approximately $2.9 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

No tax benefit was recognized during the three and six months ended June 30, 2017 and 2016 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

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

The weighted average grant-date fair values of options issued during the six months ended June 30, 2017 and 2016 were $1.03 and $1.53, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Valuation assumptions:
Risk-free rate	1.94%	1.34%
Expected volatility	88.57%	81.73%
Expected term (years)	6.2	6.1
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2017 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2016	3,189,881	$0.49	-	13.28	$3.08	9.4
Granted	800	1.38	-	1.38	1.38
Forfeited	(7,375)	0.49	-	1.94	0.96
Options outstanding as of June 30, 2017	3,183,306	$0.49	-	13.28	$3.09	8.9
Options vested and exercisable as of June 30, 2017	539,716	$1.94	-	13.28	$11.19	7.3

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2017 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan as of June 30, 2017 were in relation to 2015 and 2016 incentives for employees or director compensation and vest in full one year or less from the grant date.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2017 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2016	155,846	$2.05	$0.3	0.0
Granted	873,310	1.45	1.3
Vested	(374,981)	(1.70)	(0.6)
Restricted stock outstanding as of June 30, 2017	654,175	$1.45	$0.9	0.5

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

A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the six months ended June 30, 2017, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2016	87,369	$7.77	-	17.92	$9.14	4.3
Forfeited	(10,530)	7.77	-	14.91	8.88
Options outstanding as of June 30, 2017	76,839	$7.77	-	17.92	$9.17	4.3
Options vested and exercisable as of June 30, 2017	76,839	$7.77	-	17.92	$9.17	4.3

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2017 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$182	$237	$473	$453
General and administrative	467	531	905	916
Total expense	$649	$768	$1,378	$1,369

(9) Income Taxes

The effective tax rate for each of the three and six months ended June 30, 2017 and 2016 was 0.0%. For the three and six months ended June 30, 2017 and 2016, the effective rate was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

As of June 30, 2017, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the three and six months ended June 30, 2017 and 2016, therefore diluted net loss per share is the same as the basic net loss per share.

As of June 30, 2017, the Company had 3,260,145 options to purchase shares, 654,175 restricted shares and warrants to purchase 17,554,272 shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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
In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, has been initiated. During January 2017, we received confirmation from the FDA of its acceptance of all of our proposed modifications to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension." During May 2017, we shared preliminary results of an ongoing Phase 2 PH-COPD study (n=10) designed to evaluate the acute effects of pulsed iNO on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The interim data results from the first four patients showed a significant association between ventilation and vasodilation on acute treatment with iNO, suggesting that regions with better ventilation experience greater vasodilation. In addition, a meaningful reduction in sPAP (average 17.4%) was seen on all patients with chronic treatment of iNO.

We have begun our clinical program in interstitial lung disease, based on feedback from the medical community and the large unmet medical need. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF study was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide (iNO) to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The study met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The study showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study also assessed the chronic effects of iNO on exercise capacity showing an average 75 meter improvement in 6-minute walk distance, or 6MWD, and consistent improvement of approximately 80 m% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and effective dose. During August 2017, we announced FDA acceptance of our investigation new drug application for our Phase 2b study using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, both with and without PH.

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
INOpulse for interstitial lung disease
We initiated our clinical program in interstitial lung disease, or ILD, in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF.
BCM
In December 2011, we initiated a clinical trial of BCM and completed enrollment in December 2014. Top-line results from the clinical trial were announced in July 2015. Following the results, we are considering further exploratory work but we do not intend to proceed with further clinical development of BCM at this point until and unless we can determine an alternative path forward.

Research and Development Infrastructure

We invest in regulatory, quality, clinical development and clinical operations activities, which are expensed as incurred. These activities primarily support our clinical development programs.

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, will significantly improve several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flex, to manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PAH, PH-COPD and ILD.
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

 Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PAH	$3,236	$2,382	$854	36%
BCM	13	35	(22)	(63)%
PH-COPD and ILD	8	40	(32)	(80)%
Clinical programs	3,257	2,457	800	33%
Research and development infrastructure	1,179	1,222	(43)	(4)%
INOpulse engineering	253	275	(22)	(8)%
Total research and development expenses	4,689	3,954	735	19%
General and administrative expenses	1,634	1,205	429	36%
Total operating expenses	6,323	5,159	1,164	23%
Loss from operations	(6,323)	(5,159)	(1,164)	23%
Change in fair value of common stock warrant liability	2,367	—	2,367	n.a.
Interest and other income	26	22	4	18%
Net loss	$(3,930)	$(5,137)	$1,207	(23)%

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2017 were $6.3 million compared to $5.2 million for the three months ended June 30, 2016, an increase of $1.2 million, or 23%. This increase was primarily due to increased research and development expenses pertaining to our development of INOpulse for PAH and an increase in general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2017 were $4.7 million compared to $4.0 million for the three months ended June 30, 2016, an increase of $0.7 million, or 19%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $3.2 million for the three months ended June 30, 2017, compared to $2.4 million for the three months ended June 30, 2016, an increase of $0.9 million, or 36%. The increase was primarily driven by a bulk purchase of cartridges in the three months ended June 30, 2017.

•            BCM research and development expenses for the three months ended June 30, 2017 were $13.0 thousand compared to $35.0 thousand for the three months ended June 30, 2016.

•            PH-COPD and ILD research and development expenses were $8.0 thousand and $40.0 thousand for the three months ended June 30, 2017 and 2016, respectively.

•            Research and development infrastructure expenses for both the three months ended June 30, 2017 and June 30, 2016 were $1.2 million.

•            INOpulse engineering expenses for both the three months ended June 30, 2017 and June 30, 2016 were $0.3 million.

     General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2017 were $1.6 million compared to $1.2 million for the three months ended June 30, 2016, an increase of $0.4 million, or 36%. The increase was primarily due to the reversal of a restructuring accrual in the three months ended June 30, 2016 pursuant to resolution of certain matters that resulted in cessation of severance payments.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended June 30, 2017 was $2.4 million and we had no change in fair value of common stock warrant liability for the three months ended June 30, 2016 as the warrants were issued in November 2016 and May 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PAH	$4,877	$5,411	$(534)	(10)%
BCM	39	355	(316)	(89)%
PH-COPD and ILD	37	54	(17)	(31)%
Clinical programs	4,953	5,820	(867)	(15)%
Research and development infrastructure	2,534	2,240	294	13%
INOpulse engineering	539	1,007	(468)	(46)%
Total research and development expenses	8,026	9,067	(1,041)	(11)%
General and administrative expenses	3,080	3,181	(101)	(3)%
Total operating expenses	11,106	12,248	(1,142)	(9)%
Loss from operations	(11,106)	(12,248)	1,142	(9)%
Change in fair value of common stock warrant liability	(12,020)	—	(12,020)	n.a.
Interest and other income	53	52	1	2%
Net loss	$(23,073)	$(12,196)	$(10,877)	89%

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2017 were $11.1 million compared to $12.2 million for the six months ended June 30, 2016, a decrease of $1.1 million, or 9%. This decrease was primarily due to decreases in research and development expenses pertaining to our development of INOpulse for PAH and INOpulse engineering costs.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2017 were $8.0 million compared to $9.1 million for the six months ended June 30, 2016, a decrease of $1.0 million, or 11%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $4.9 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016, a decrease of $0.5 million, or 10%. The decrease was primarily driven by reduced costs due to the completion of the Phase 2 clinical trial in 2016 offset in part by an increase in costs associated with the Phase 3 clinical trial and a bulk purchase of cartridges in 2017.

•            BCM research and development expenses for the six months ended June 30, 2017 were $39.0 thousand compared to $0.4 million for the six months ended June 30, 2016, a decrease of $0.3 million, or 89%. The decrease was driven by a reduction in spend on manufacturing costs.

•            PH-COPD and ILD research and development expenses were $37 thousand and $54 thousand for the six months ended June 30, 2017 and 2016, respectively.

•            Research and development infrastructure expenses for the six months ended June 30, 2017 were $2.5 million compared to $2.2 million for the six months ended June 30, 2016, an increase of $0.3 million, or 13%. The increase was primarily due to increased personnel costs.

•            INOpulse engineering expenses for the six months ended June 30, 2017 were $0.5 million compared to $1.0 million for the six months ended June 30, 2016, a decrease of $0.5 million, or 46%. The decrease was primarily the result of a reduction in development costs for the INOpulse device and triple-lumen cannula.

     General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2017 were $3.1 million compared to $3.2 million for the six months ended June 30, 2016, a decrease of $0.1 million, or 3%. The decrease was primarily due to reduction in personnel costs and consulting costs offset in part by the reversal of a restructuring accrual in the prior year pursuant to resolution of certain matters that resulted in cessation of severance payments.
Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the six months ended June 30, 2017 was $(12.0) million and we had no change in fair value of common stock warrant liability for the six months ended June 30, 2016 as the warrants were issued in November 2016 and May 2017.

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
We had cash and cash equivalents of $11.0 million and marketable securities of $3.9 million as of June 30, 2017. Our existing cash and cash equivalents and marketable securities as of June 30, 2017 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials and to a lesser extent for the Phase 2 trials for PH-COPD and ILD. As of June 30, 2017, we had $4.7 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million.
On May 5, 2016, we filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of June 30, 2017, the Company had sold 1,025,793 shares for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.
On October 25, 2016, we filed a registration statement on Form S-1 with the SEC which as amended became effective on November 22, 2016. On November 29, 2016, we completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of our common stock and warrants exercisable for up to 17,142,858 shares of our common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by us under certain situations. During the six months ended June 30, 2017, we received proceeds of $0.5 million for the exercise of 648,586 warrants.

On May 9, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor for the sale of 2,000,000 shares of our common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of our common stock, or the Direct Offering. The warrants are initially exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued the placement agent of the Direct Offering, warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, we believe that our existing cash and cash equivalents and marketable securities as of June 30, 2017 and proceeds that will become available to us upon sale of our state net operating losses (NOL) and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We continue to pursue potential sources of funding, including equity financing.

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, sales of state NOL and R&D credits, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. Moreover, if we are unable to obtain additional funds on a timely basis, there will continue to be substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016
Operating activities	$(8,170)	$(11,470)
Investing activities	1,670	5,863
Financing activities	3,015	651
Net change in cash and cash equivalents	$(3,485)	$(4,956)

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $8.2 million compared to $11.5 million for the six months ended June 30, 2016, a decrease of $3.3 million, or 29%. The decrease in cash used in operating activities was primarily due to reduced operating expenses.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was $1.7 million compared to $5.9 million for the six months ended June 30, 2016 primarily due to reduced proceeds from the sale of marketable securities offset by the purchase of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $3.0 million which included the proceeds from the Director Offering and warrant exercises offset by the payment of issuance costs related to the 2016 secondary offering. For the six months ended June 30, 2016 the Company received $0.7 million representing proceeds from the sale of common stock in ATM offering.

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

During the six months ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $11.0 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $3.9 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

BELLEROPHON THERAPEUTICS, INC.

Date: August 7, 2017	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Megan Schoeps
Megan Schoeps
Controller (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document