Form 10-Q
period 2017-09-30
Bellerophon Therapeutics, Inc.
filed 2017-11-07
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2017:  55,179,788

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

•	our ability to obtain adequate financing to meet our future operational and capital needs;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	our ability to comply with government laws and regulations;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;

•	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;

•	the success of competing treatments;

•	our competitive position; and

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.
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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share data)

	As of	As of
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$32,283	$14,453
Restricted cash	—	150
Marketable securities	3,178	5,571
Prepaid expenses and other current assets	3,934	6,331
Total current assets	39,395	26,505
Restricted cash, non-current	300	307
Other non-current assets	59	1,491
Property and equipment, net	1,116	1,399
Total assets	$40,870	$29,702
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,755	$2,807
Accrued research and development	1,873	2,573
Accrued expenses	1,784	1,115
Total current liabilities	6,412	6,495
Common stock warrant liability	18,784	5,215
Total liabilities	25,196	11,710
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 54,960,068 and 31,702,624 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	550	317
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	170,275	142,167
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(155,151)	(124,492)
Total stockholders’ equity	15,674	17,992
Total liabilities and stockholders’ equity	$40,870	$29,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,438	$2,472	$12,464	$11,539
General and administrative	1,746	1,745	4,826	4,926
Total operating expenses	6,184	4,217	17,290	16,465
Loss from operations	(6,184)	(4,217)	(17,290)	(16,465)
Change in fair value of common stock warrant liability	(1,435)	—	(13,455)	—
Interest and other income, net	33	22	86	74
Pre-tax loss	(7,586)	(4,195)	(30,659)	(16,391)
Income tax benefit (expense)	—	—	—	—
Net loss	$(7,586)	$(4,195)	$(30,659)	$(16,391)
Weighted average shares outstanding:
Basic and diluted	34,989,831	13,854,188	33,505,444	13,335,358
Net loss per share:
Basic and diluted	$(0.22)	$(0.30)	$(0.92)	$(1.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,586)	$(4,195)	$(30,659)	$(16,391)
Other comprehensive income
Unrealized (losses) gains on available-for-sale marketable securities	—	(3)	—	18
Total other comprehensive (loss) income	—	(3)	—	18
Comprehensive loss	$(7,586)	$(4,198)	$(30,659)	$(16,373)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share and per share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
December 31, 2016	31,702,624	$317	$142,167	$—	$(124,492)	$17,992
Net loss	—	—	—	—	(30,659)	(30,659)
Other comprehensive income	—	—	—	—	—	—
Sale of common stock and warrants in PIPE Offering, net of offering expenses of $677	19,449,834	195	22,565	—	—	22,760
Sale of common stock in Direct Offering, net of offering expenses of $187	2,000,000	20	1,675	—	—	1,695
Warrant exercises	934,300	9	1,743	—	—	1,752
Stock-based compensation	873,310	9	2,125	—	—	2,134
September 30, 2017	54,960,068	$550	$170,275	$—	$(155,151)	$15,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,659)	$(16,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrant liability	13,455	—
Stock based compensation	2,134	2,148
Depreciation	283	301
Issuance costs attributable to common stock warrant liability	111	—
Accretion and amortization of discounts and premiums on marketable securities, net	—	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,397	(980)
Restricted cash held as security deposit	157	—
Other non-current assets	1,432	3,397
Accounts payable, accrued research and development, and accrued expenses	(552)	(3,298)
Net cash used in operating activities	(11,242)	(14,794)
Cash flows from investing activities:
Capital expenditures	—	(22)
Purchase of marketable securities	(2,982)	—
Proceeds from sale of marketable securities	5,375	10,566
Net cash provided by investing activities	2,393	10,544
Cash flows from financing activities:
Proceeds from sale of Units in PIPE Offering	23,437	—
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	2,730	—
Proceeds received from exercise of warrants	747	—
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	—	2,048
Tax withholding payments for stock compensation	—	(128)
Payment of offering expenses related to the 2016 secondary offering	(235)	—
Net cash provided by financing activities	26,679	1,920

Net change in cash and cash equivalents	17,830	(2,330)
Cash and cash equivalents at beginning of period	14,453	6,260
Cash and cash equivalents at end of period	$32,283	$3,930

Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$1,005	$—
Unpaid expenses related to offerings	$720	$35
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$—	$18

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 for the Company are not necessarily indicative of the results expected for the full year.

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

(c) Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with applicable accounting guidance which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant net of estimated forfeitures. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest. The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. For restricted stock, the fair value is the closing market price per share on the grant date. See Note 8 - Stock-Based Compensation for a description of these assumptions.

(d) Common Stock Warrants and Warrant Liability
The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company classifies warrant liabilities on the consolidated balance sheet based on their terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liabilities. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. See Note 6 - Fair Value Measurements for a description of these assumptions.

(e) Income Taxes

The Company uses the asset and liability approach to account for income taxes as required by applicable accounting guidance which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized, on a more likely than not basis. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

(f)  Marketable Securities

The Company’s marketable securities consist of federally insured certificates of deposit classified as available-for-sale that are recorded at amortized cost, which approximates fair value, and corporate or agency bonds classified as available-for-sale that are recorded at fair value. Unrealized gains and losses are reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest income, at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest on available-for-sale securities are included in interest income.

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

(i) Recently Issued Accounting Pronouncements

Adopted
In March 2016, the Financial Accounting Standards Board, or FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" which provides for simplification of several aspects related to the accounting for share-based payment transactions. The provisions of ASU 2016-09 that are currently applicable to the Company are as follows: (a) forfeitures and (b) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company will continue to use its current method of estimated forfeitures each period rather than accounting for forfeitures as they occur. ASU 2016-09 requires the presentation of cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity in the cash flow statement. The Company’s historical accounting treatment is consistent with such guidance.
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
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation - Scope of Modification Accounting", guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods. This guidance will apply to any future modifications. The Company will adopt ASU 2017-09 when effective.

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
The Company had cash and cash equivalents of $32.3 million and marketable securities of $3.2 million as of September 30, 2017.
The Company's existing cash and cash equivalents and marketable securities as of September 30, 2017 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. In addition, as of September 30, 2017, the Company had $3.2 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million. These prepayment amounts are presented on the respective consolidated balance sheets as follows (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses and other current assets	3,163	5,842
Other non-current assets	—	1,406
	3,163	7,248
On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of September 30, 2017, the Company had sold 1,025,793 shares of its common stock for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.
On October 25, 2016, the Company filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, the Company completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of its common stock and warrants exercisable for up to 17,142,858 shares of its common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by the Company under certain situations. During the nine months ended September 30, 2017, the Company received proceeds of $0.7 million for the exercise of 934,300 warrants. Refer to Note 5 - Common Stock Warrant Liability for further details on the warrants.

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

On September 26, 2017, the Company entered into a Securities Purchase Agreement, or the PIPE Purchase Agreement, pursuant to which the Company sold an aggregate of 19,449,834 shares of its common stock at a purchase price of $1.205 per share and warrants to purchase up to an aggregate of 19,449,834 shares of its common stock, or the PIPE Offering. The warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $1.2420 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the PIPE Purchase Agreement occurred on September 29, 2017. The aggregate gross and net proceeds for the PIPE Offering were $23.4 million and $22.8 million, respectively.

In connection with the PIPE Offering, the Company entered into a Registration Rights Agreement, pursuant to which the Company timely filed a registration statement on Form S-3 declared effective by the SEC on November 6, 2017 and is obligated to maintain the registration until all registrable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume. The Registration Rights Agreement provides for cash penalties of up to 3% of the gross proceeds of the PIPE Offering for the Company’s failure to satisfy specified filing and effectiveness time periods. As of September 30, 2017, no liability had been recorded under the Registration Rights Agreement.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, management believes that, following the closing of the PIPE Offering in September 2017, substantial doubt about the Company’s ability to continue as a going concern has been alleviated and the Company's existing cash and cash equivalents and marketable securities as of September 30, 2017 will be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. In addition, the Company expects to have proceeds that become available upon the sale of the Company's state net operating losses, or NOLs, and R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program.

The Company’s estimates and assumptions may prove to be wrong, and the Company may exhaust its capital resources sooner than expected. The process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because the Company’s product candidates are in clinical development and the outcome of these efforts is uncertain, the Company may not be able to accurately estimate the actual amounts that will be necessary to successfully complete the development and commercialization, if approved, of its product candidates or whether, or when, the Company may achieve profitability.

Until such time, if ever, as the Company can generate substantial product revenues, its expects to finance its cash needs through a combination of equity and debt offerings, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of the Company's existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about the Company’s ability to continue as a going concern in accordance with relevant accounting guidance may exist in future periods.
(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities as of September 30, 2017 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	1,677	—	—	1,677
Agency bonds	1,501	—	—	1,501
Total	3,178	—	—	3,178

Marketable securities as of December 31, 2016, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	3,619	—	—	3,619
Corporate bonds	1,952	—	—	1,952
Total	5,571	—	—	5,571

Maturities of marketable securities classified as available-for-sale were as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Due within one year	3,178	5,571
Due after one year	—	—
	3,178	5,571

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2017, 16,208,558 of these warrants were outstanding

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that will be initially exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2017, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that will be initially exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2017, all of these warrants were outstanding.

The following table summarizes warrant activity for the nine months ended September 30, 2017 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	—	17,142,858	$5,215
Exercises	—	(934,300)	(1,005)
Additions	19,449,834	1,060,000	1,119
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	13,455
Ending balance	19,449,834	17,268,558	$18,784
There was no warrant activity for the nine months ended September 30, 2016. See Note 6 for determination of the fair value of the common stock warrant liability.

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

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$3,178	$—	$3,178
Common stock warrant liability	—	—	18,784	18,784

 The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$5,571	$—	$5,571
Common stock warrant liabilities	—	—	5,215	5,215

The Company uses a Black-Scholes-Merton option pricing model to value its liability classified common stock warrants. The significant unobservable inputs used in calculating the fair value of common stock warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.
The following are the weighted average assumptions used in estimating the fair value of warrants issued as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Valuation assumptions:
Risk-free interest rate	1.79%	1.91%
Expected volatility	95.80%	83.73%
Expected term (in years)	4.2	4.9
Dividend yield	—%	—%

(7) Restructuring Charges

On July 27, 2015, the Company announced that its PRESERVATION I clinical trial for its BCM product candidate did not meet its primary or secondary endpoints.  Following these results, on September 11, 2015, the Board of Directors of the Company approved a staff reduction plan in order to reduce operating expenses and conserve cash resources, or the Restructuring.

The following table summarizes changes to the related accrued restructuring costs for the nine months ended September 30, 2017 (in thousands):

September 30, 2017
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

As of September 30, 2017, there was approximately $2.3 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

No tax benefit was recognized during the three and nine months ended September 30, 2017 and 2016 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the nine months ended September 30, 2017 and 2016 were $0.84 and $1.52, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Valuation assumptions:
Risk-free rate	1.98%	1.34%
Expected volatility	90.98%	81.80%
Expected term (years)	6.0	6.1
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2017 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2016	3,189,881	$0.49	-	13.28	$3.08	9.4
Granted	80,800	1.12	-	1.38	1.12
Forfeited	(20,900)	0.49	-	12.00	1.58
Options outstanding as of September 30, 2017	3,249,781	$0.49	-	13.28	$3.04	8.7
Options vested and exercisable as of September 30, 2017	540,908	$1.40	-	13.28	$11.19	7.0

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2017 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the nine months ended September 30, 2017 were in relation to 2016 incentives for employees or director compensation and vest in full less than one year from the grant date.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2017 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2016	155,846	$2.05	$0.3	0.0
Granted	873,310	1.45	1.3
Vested	(374,981)	(1.70)	(0.6)
Restricted stock outstanding as of September 30, 2017	654,175	$1.45	$0.9	0.2

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the nine months ended September 30, 2017, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2016	87,369	$7.77	-	17.92	$9.14	4.3
Forfeited	(10,530)	7.77	-	14.91	8.88
Options outstanding as of September 30, 2017	76,839	$7.77	-	17.92	$9.17	4.0
Options vested and exercisable as of September 30, 2017	76,839	$7.77	-	17.92	$9.17	4.0

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2017 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$188	$203	$661	$656
General and administrative	568	576	1,473	1,492
Total expense	$756	$779	$2,134	$2,148

(9) Income Taxes

The effective tax rate for each of the three and nine months ended September 30, 2017 and 2016 was 0.0%. For the three and nine months ended September 30, 2017 and 2016, the effective rate was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2017 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance.  The deferred tax assets balance before valuation allowance as of September 30, 2017 was approximately $60.0 million. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused. The Company did not have material uncertain tax positions as of September 30, 2017.

As of September 30, 2017, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(10) Net Loss Per Share

The Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, therefore diluted net loss per share is the same as the basic net loss per share.

As of September 30, 2017, the Company had 3,326,620 options to purchase shares, 654,175 restricted shares and warrants to purchase 36,718,392 shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and completed further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled "Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension." In September 2017, we shared results of our Phase 2 PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The data results showed a statistically significant and clinically meaningful increase in six-minute walk distance, or 6MWD, and a statistically significant and clinically meaningful decrease in systolic pulmonary arterial pressure, or sPAP. The therapy was well tolerated with no related safety concerns.

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
INOpulse for PAH
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we initiated and are currently conducting the first of two Phase 3 trials.
INOpulse for PH-COPD
We completed and received results from a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. During September 2017, we shared results of our Phase 2 PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance.
INOpulse for PH-ILD
We initiated our clinical program in PH associated with interstitial lung disease, or PH-ILD, in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF.
Drug and Delivery System Costs
Drug and delivery system costs include cartridge procurement, cartridge filling, delivery system manufacturing and delivery system servicing. These costs relate to all indications that utilize the INOpulse delivery system. During the three months ended September 2017, we began to incur drug and delivery system costs for our Phase 2b study using INOpulse therapy in a broad population of patients with PF. Historically, drug and deliver system costs were primarily for our studies of INOpulse for PAH.
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

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, will significantly improve several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flex, to manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PAH, PH-COPD and PH-ILD.
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

 Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PAH	$1,705	$475	$1,230	259%
BCM	7	16	(9)	(56)%
PH-COPD and PH-ILD	48	11	37	336%
Drug and delivery system costs	1,174	381	793	208%
Clinical programs	2,934	883	2,051	232%
Research and development infrastructure	1,232	1,106	126	11%
INOpulse engineering	272	483	(211)	(44)%
Total research and development expenses	4,438	2,472	1,966	80%
General and administrative expenses	1,746	1,745	1	—%
Total operating expenses	6,184	4,217	1,967	47%
Loss from operations	(6,184)	(4,217)	(1,967)	47%
Change in fair value of common stock warrant liability	(1,435)	—	(1,435)	n.a.
Interest and other income, net	33	22	11	50%
Net loss	$(7,586)	$(4,195)	$(3,391)	81%

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2017 were $6.2 million compared to $4.2 million for the three months ended September 30, 2016, an increase of $2.0 million, or 47%. This increase was primarily due to increased research and development expenses pertaining to our drug and delivery system costs and development of INOpulse for PAH.

Research and Development Expenses.  Total research and development expenses for the three months ended September 30, 2017 were $4.4 million compared to $2.5 million for the three months ended September 30, 2016, an increase of $2.0 million, or 80%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $1.7 million for the three months ended September 30, 2017, compared to $0.5 million for the three months ended September 30, 2016, an increase of $1.2 million, or 259%. The increase was primarily driven by increased spending on the PAH Phase 3 trial in 2017 and the closure in 2016 of the Phase 2 trial.

• Drug and delivery system costs were $1.2 million for the three months ended September 30, 2017, compared to $0.4 million for the three months ended September 30, 2016, an increase of $0.8 million or 208% . The increase was driven by the bulk purchase of cartridges in 2017 and an increase in cartridge fills for the PAH Phase 3 trial.

     General and Administrative Expenses.  General and administrative expenses for each of the three months ended September 30, 2017 and 2016 were $1.7 million.
Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended September 30, 2017 was $1.4 million and we had no change in fair value of common stock warrant liability for the three months ended September 30, 2016 as the warrants were issued in November 2016 and May 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PAH	$4,333	$4,647	$(314)	(7)%
BCM	46	371	(325)	(88)%
PH-COPD and PH-ILD	85	65	20	31%
Drug and delivery system costs	3,423	1,620	1,803	111%
Clinical programs	7,887	6,703	1,184	18%
Research and development infrastructure	3,766	3,346	420	13%
INOpulse engineering	811	1,490	(679)	(46)%
Total research and development expenses	12,464	11,539	925	8%
General and administrative expenses	4,826	4,926	(100)	(2)%
Total operating expenses	17,290	16,465	825	5%
Loss from operations	(17,290)	(16,465)	(825)	5%
Change in fair value of common stock warrant liability	(13,455)	—	(13,455)	n.a.
Interest and other income, net	86	74	12	16%
Net loss	$(30,659)	$(16,391)	$(14,268)	87%

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2017 were $17.3 million compared to $16.5 million for the nine months ended September 30, 2016, an increase of $0.8 million, or 5%. This increase was primarily due to increases in drug and delivery system costs.

Research and Development Expenses.  Total research and development expenses for the nine months ended September 30, 2017 were $12.5 million compared to $11.5 million for the nine months ended September 30, 2016, an increase of $0.9 million, or 8%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $4.3 million for the nine months ended September 30, 2017, compared to $4.6 million for the nine months ended September 30, 2016, a decrease of $0.3 million, or 7%. The decrease was primarily driven by reduced costs due to the completion of the Phase 2 clinical trial in 2016 offset in part by an increase in costs associated with the Phase 3 clinical trial.

•            BCM research and development expenses for the nine months ended September 30, 2017 were $46.0 thousand compared to $0.4 million for the nine months ended September 30, 2016, a decrease of $0.3 million, or 88%. The decrease was driven by a reduction in spending on manufacturing costs.

• Drug and delivery system costs were $3.4 million for the nine months ended September 30, 2017, compared to $1.6 million for the nine months ended September 30, 2016, an increase of $1.8 million or 111%. The increase was driven by the bulk purchase of cartridges in 2017 and an increase in cartridge fills for the PAH Phase 3 trial.

•            Research and development infrastructure expenses for the nine months ended September 30, 2017 were $3.8 million compared to $3.3 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 13%. The increase was primarily due to increased personnel costs.

•            INOpulse engineering expenses for the nine months ended September 30, 2017 were $0.8 million compared to $1.5 million for the nine months ended September 30, 2016, a decrease of $0.7 million, or 46%. The decrease was primarily the result of a reduction in development costs for the INOpulse device and triple-lumen cannula.

     General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2017 were $4.8 million compared to $4.9 million for the nine months ended September 30, 2016, a decrease of $0.1 million, or 2%.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the nine months ended September 30, 2017 was $13.5 million and we had no change in fair value of common stock warrant liability for the nine months ended September 30, 2016 as the warrants were issued in November 2016 and May 2017.

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
We had cash and cash equivalents of $32.3 million and marketable securities of $3.2 million as of September 30, 2017. Our existing cash and cash equivalents and marketable securities as of September 30, 2017 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. As of September 30, 2017, we had $3.2 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million.
On May 5, 2016, we filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of September 30, 2017, the Company had sold 1,025,793 shares of its common stock for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.
On October 25, 2016, we filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, we completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of our common stock and warrants exercisable for up to 17,142,858 shares of our common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by us under certain situations. During the nine months ended September 30, 2017, we received proceeds of $0.7 million for the exercise of 934,300 warrants.

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

On September 26, 2017, we entered into a Securities Purchase Agreement, or the PIPE Purchase Agreement, pursuant to which we sold an aggregate of 19,449,834 shares of our common stock at a purchase price of $1.205 per share and warrants to purchase up to an aggregate of 19,449,834 shares of our common stock, or the PIPE Offering. The warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $1.2420 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on September 29, 2017. The aggregate gross and net proceeds for the PIPE Offering were $23.4 million and $22.8 million, respectively.

In connection with the PIPE Offering, we entered into a Registration Rights Agreement, pursuant to which we timely filed a registration statement on Form S-3 declared effective by the SEC on November 6, 2017 and are obligated to maintain the registration until all registrable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume. The Registration Rights Agreement provides for cash penalties of up to 3% of the gross proceeds of the PIPE Offering for our failure to satisfy specified filing and effectiveness time periods. As of September 30, 2017, no liability had been recorded under the Registration Rights Agreement.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, following the close of the PIPE Offering in September 2017, substantial doubt about the Company’s ability to continue as a going concern has been alleviated and we believe that our existing cash and cash equivalents and marketable securities as of September 30, 2017 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. In addition, we expect to have proceeds that become available upon the sale of the Company's state net operating losses, or NOLs, and R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program.

We have based our estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we expect. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in clinical development and the outcome of these efforts is uncertain, we may not be able to accurately estimate the actual amounts that will be necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, sales of state NOL and R&D credits, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about our ability to continue as a going concern in accordance with relevant accounting guidance may exist in future periods.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016
Operating activities	$(11,242)	$(14,794)
Investing activities	2,393	10,544
Financing activities	26,679	1,920
Net change in cash and cash equivalents	$17,830	$(2,330)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $11.2 million compared to $14.8 million for the nine months ended September 30, 2016, a decrease of $3.6 million, or 24%. The decrease in cash used in operating activities was primarily due to changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $2.4 million compared to $10.5 million for the nine months ended September 30, 2016 primarily due to reduced proceeds from the sale of marketable securities offset by the purchase of marketable securities in the current year.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $26.7 million, which primarily included the proceeds from the PIPE Offering and Direct Offering and warrant exercises. For the nine months ended September 30, 2016, the Company received $2.0 million primarily representing proceeds from the sale of common stock in ATM offering.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expense, stock-based compensation and fair value of liability classified warrants. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $32.3 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $3.2 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLEROPHON THERAPEUTICS, INC.

Date: 11/7/2017	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: 11/7/2017	By:	/s/ Megan Schoeps
Megan Schoeps
Controller (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document