Form 10-K
period 2017-12-31
Bellerophon Therapeutics, Inc.
filed 2018-03-15
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No
As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25.0 million, based upon the closing price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of March 10, 2018: 57,369,165
DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018.

i

REFERENCES TO BELLEROPHON

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires references to the “Company,” “Bellerophon,” “we,” “us” and “our” refer to Bellerophon Therapeutics, Inc. and its consolidated subsidiaries.

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

•	our ability to obtain adequate financing to meet our future operational and capital needs;

•	our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	our ability to comply with government laws and regulations;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;

•	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding and our ability to obtain additional funding;

•	the success of competing treatments;

•	our competitive position; and

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

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

In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching an agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 clinical trial and related development. In September 2015, the FDA completed a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, and agreed with our proposed clinical protocol, which included two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, was initiated in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all of our proposed modifications to our Phase 3 program. Under the modified Phase 3 program, the ongoing INOvation-1 trial, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, may serve as the two adequate and well-controlled clinical trials usually required to support a New Drug Application, or NDA, for INOpulse in PAH patients on LTOT assuming that the associated endpoints are met. Both clinical trials include an interim analysis approximately half-way through each trial to assess for efficacy and futility. The interim analysis for the INOvation-1 trial also includes a potential sample size reassessment. In January 2018, we announced that our INOvation-1 trial enrollment exceeded 100 patients, representing more than half of the anticipated enrollment.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD) in July 2014. We received results from this trial, and completed further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” In September 2017, we disclosed results of our Phase 2 PH-COPD study that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The results showed a statistically significant and clinically meaningful increase in six-minute walk distance, or 6MWD, and a statistically significant and clinically meaningful decrease in systolic pulmonary arterial pressure, or sPAP. The therapy was well tolerated with no related safety concerns.

We have begun our clinical program in interstitial lung disease, based on feedback from the medical community and the large unmet medical need. During May 2017, we announced completion of our Phase 2 trial using INOpulse therapy to treat Pulmonary Hypertension (PH) associated with idiopathic pulmonary fibrosis, or PH-IPF. The data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The study met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial also showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure, or sPAP, with acute exposure to iNO. An assessment of the chronic effects of iNO on exercise capacity showed an average 75 meter improvement in 6MWD and consistent improvement of approximately 80 m% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and effective dose. During August 2017, we announced FDA acceptance of our investigational new drug application, or IND for our Phase 2b clinical trial, iNO-PF, using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial.

In addition, other potential indications for our INOpulse platform include: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness.

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

From the inception of our business through December 31, 2017, $261.7 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria.  As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

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
Our technology is based on patents we have exclusively licensed from Ikaria for the treatment of PAH, PH-COPD, PH-IPF, CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from altitude sickness which, collectively, we refer to as the Bellerophon indications. These include patents with respect to the pulsed delivery of nitric oxide to ensure a consistent dose over time, which expire as late as 2027 in the United States and as late as 2026 in certain other countries, as well as with respect to the special triple-lumen cannula that allows for safer and more accurate dosing of pulsed nitric oxide, which expires in 2033 in the United States and abroad. We have also licensed several other patent applications from Ikaria for certain of the innovations included in the INOpulse device and certain of the resulting patents, if issued, would expire as late as 2030 in the United States. We have also expanded our patent portfolio by filing several Company-owned patent applications relating to the use of nitric oxide that will expire as late as 2038.
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
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching agreement with the FDA, and the EMA on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA agreed to a SPA for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The INOvation-1 trial has been initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment. In January 2018, we announced our INOvation-1 study enrollment exceeded 100 patients, representing more than half of the anticipated enrollment.

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
The data from an initial three-month, open-label chronic-use Phase 2 trial conducted by a third party, which we in-licensed, showed that pulsed inhaled nitric oxide significantly reduced pulmonary arterial pressures in PH-COPD patients on LTOT and did so without causing hypoxemia, which is a significant concern for these patients. The FDA asked us to confirm the dose range and the safety related to hypoxemia in PH-COPD patients using the INOpulse device, prior to proceeding to large scale trials. Following this guidance, we conducted a Phase 2 acute dose ranging randomized placebo-controlled trial in 159 patients with the INOpulse DS device, with doses ranging from 3 mcg to 75 mcg. This trial, which we completed in July 2014, identified a dose range that showed similar reduction in pulmonary arterial pressure versus baseline when compared to the initial acute effects of pulsed inhaled nitric oxide in the original chronic-use trial. In addition, in our confirmatory trial, none of the INOpulse doses tested had an adverse effect on hypoxemia relative to placebo. While the reduction in pulmonary arterial pressure did not reach statistical significance versus placebo in this acute setting, which was the primary endpoint of the trial, we believe that the results have confirmed a dose range for this therapy that delivers a significant reduction in pulmonary arterial pressure versus baseline and does not cause hypoxemia in patients with PH-COPD. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other work we have done during recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, and enrolled the first patient in October 2016.
INOpulse for PH-ILD

We are also developing INOpulse for the treatment of PH-ILD. ILD is a general category that includes many different lung conditions.  All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary blood circulation, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.
One of the largest and most serious subsets of ILDs is IPF, a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. The median survival is only two to three years. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. PH with IPF increases mortality. The presence of PH correlates most closely with the need for oxygen therapy. The two therapies that are currently approved for IPF, Nintedanib and Pirfenidone, cost approximately $100,000 per year.
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
During May 2017, we announced completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. It also assessed the chronic effects of iNO on exercise capacity showing an average 75 meter improvement in 6MWD, and consistent improvement of approximately 80 m% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose. During August 2017, we announced FDA acceptance of our IND for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PF. PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial.

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

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

•
Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for PAH. Our Phase 3 PAH program for INOpulse will include two confirmatory clinical trials including the ongoing INOvation-1 trial and a second confirmatory randomized withdrawal study. We also completed Phase 2 studies for INOpulse in PH-COPD looking at the effect of chronic use on exercise capacity and in PH-IPF consisting of an exploratory acute hemodynamic study.

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
In the modified Phase 3 program, following completion of INOvation-1, subjects will receive at least four months of active, open-label iNO treatment with a dose of 75 mcg/kg IBW/hr (iNO75). Those subjects who demonstrate ≥ 30 meter improvement in 6MWD, the primary endpoint of INOvation-1, and can tolerate the iNO, will constitute an “enriched” population of iNO responders who will be randomized to either placebo or iNO75 in the withdrawal study. Changes in clinical status (defined as clinical worsening) within an individual patient during the randomized withdrawal period will provide the necessary evidence of whether the improvements observed during the enrichment phase were related or non-related to iNO therapy. The proposed study design, therefore, provides the formal confirmatory evidence of whether iNO at a dose of 75 mcg/kg IBW/hr delivered via the INOpulse delivery device for up to 24 hours per day is efficacious in subjects with PAH concomitantly using approved PAH medication and LTOT.
Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment. In January 2018, we announced our INOvation-1 study enrollment exceeded 100 patients, representing more than half of the anticipated enrollment.

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
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other work we have done over recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016.
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

INOpulse for PH-ILD

We are also developing INOpulse for the treatment of PH-ILD. ILD is a general category that includes many different lung conditions.  All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary blood circulation, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.

One of the largest and most serious subset of ILDs is IPF, a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. The median survival is only two to three years. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. PH with IPF increases mortality. The presence of PH correlates most closely with the need for oxygen therapy. While there are two recently approved treatments for IPF, there are currently no approved therapies for PH-IPF. The two therapies that are currently approved for IPF, Nintedanib and Pirfenidone cost approximately $100,000 per year.

iNO may improve outcomes in PH-ILD including PH-IPF by both improving V/Q matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone. However, the arterial oxygen tension (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating idiopathic pulmonary fibrosis patients with pulmonary hypertension.

Clinical Development Program

During May 2017, we announced completion of our Phase 2 trial using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure, or sPAP, with acute exposure to iNO. It also assessed the chronic effects of iNO on exercise capacity showing an average 75 meter improvement in 6MWD and consistent improvement of approximately 80m in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The trial assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose. During August

2017, we announced FDA acceptance of our IND for our Phase 2b, iNO-PF, clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk with and without PH. In January 2018 we announced the first patient enrollment in our iNO-PF Phase 2b trial in patients with PH associated with Interstitial Lung Disease, or PH-ILD.

INOpulse for Other Pulmonary Hypertension Conditions

 PH disease is often classified according to the WHO classification system which groups patients with PH according to the underlying etiologies, or causes, of the PH. In this system, PAH is defined as Group 1 and PH-COPD and PH-ILD are classified under Group 3, PH due to lung disease and/or hypoxemia. We believe the mechanism of action of inhaled nitric oxide as a pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions, including CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness.
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

Currently, we believe there are 14 drugs approved for the treatment of PAH, within the following categories: prostacyclin and prostacyclin analogs (including Flolan (epoprostenol), which is marketed by GlaxoSmithKline, Tyvaso (treprostinil), Orenitram (treprostinil) and Remodulin (treprostinil), which are marketed by United Therapeutics Corporation, Ventavis (iloprost) and Veletri (epoprostenol), which are marketed by Actelion Pharmaceuticals US, Inc. (a Johnson & Johnson company), or Actelion, and Beraprost (which is a generic available in Asian markets), phosphodiesterase type-5 inhibitors (including Adcirca (tadalafil), which is marketed by United Therapeutics Corporation, and Revatio (sildenafil), which is marketed by Pfizer Inc.), endothelin receptor antagonists (including Letairis (ambrisentan), which is marketed by Gilead Sciences, Inc., and Opsumit (macitentan) and Tracleer (bosentan), which are marketed by Actelion) and a soluble guanylate cyclase stimulator (Adempas (riociguat), which is marketed by Bayer HealthCare Pharmaceuticals Inc.). The most recent addition to the list is Uptravi (selexipag), a selective prostacyclin receptor agonist, which is marketed by Actelion and was approved by the FDA in December 2015.

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

Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant, and we are not aware of any therapies for PH-COPD in advanced clinical development. Currently, there are no approved therapies for treating PH-ILD including PH-IPF and we are not aware of any therapies in advanced clinical development.

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

INOpulse

As of December 31, 2017, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa.  Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Canada, China, Europe, Hong Kong, Japan, and Mexico.  Patent applications are pending in Australia, Brazil, Europe, Hong Kong, Mexico and the United States.  This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of four issued U.S. patents and one issued European patent, as well as pending applications in the United States as well as Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes at least one issued patent in each of the United States, Australia, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia and Singapore, as well as pending patent applications in the United States, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia and Singapore. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. The issued U.S. patent will expire in 2030.

Several other patent families directed to device and safety features are issued and pending. Furthermore, design patents covering the ornamental designs of the intended commercial device and clinical device have been granted. We have also filed several Company-owned patent applications relating to the use of nitric oxide.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

Our product candidates must be approved by the FDA before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with applicable good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before a clinical trial may be initiated at that site;

•
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Pre-Clinical Studies

Pre-clinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the toxicity, safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of pre-clinical and other non-clinical studies is subject to FDA regulations, including GLP regulations. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term pre-clinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to the proposed clinical trial and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

After the IND becomes effective, the sponsor continues to perform nonclinical studies including those related to development of a manufacturing process that is capable of consistently producing quality batches of the drug candidate and, development of methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to support the eventual shelf life and storage of the drug.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse effects, or SAEs, occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. In addition, the sponsor of a clinical trial must register and post information about the trial on the National Institutes of Health's clinicaltrials.gov website.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe and effective and relied upon by the applicant “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs submitted under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies to support any differences from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2018 exceeds $2.4 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $304,162. These fees are typically increased annually.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will often inspect one or more clinical sites to assure compliance with GCP.

The FDA may refer an application for a novel drug to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions.

Special Protocol Assessment

A sponsor of an IND may request that the FDA evaluate within 45 days certain protocols and issues relating to the protocols to assess whether they are adequate to meet scientific and regulatory requirements for approval. If the trials were the subject of discussion at an end-of-Phase 2 meeting with the FDA, a special protocol assessment, or SPAs, may be requested for clinical protocols for Phase 3 trials whose data is intended to form the primary basis for an efficacy claim. If the sponsor and the FDA reach a written agreement regarding the protocol, the SPAs will be considered binding on the FDA and will not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if a SPA is agreed to, approval of the NDA is not guaranteed since a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post marketing clinical trials to confirm the appropriateness of the surrogate marker trial.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Compliance with cGMPs requires, among other things, investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

Pediatric Studies and Exclusivity
Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA (a Written Request), relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication where orphan designation has been granted. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Review and Approval of Medical Devices in the United States

Medical devices in the United States are strictly regulated by the FDA. Under the FDCA a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug. If not, it is generally a medical device.

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

Rest of World Government Regulation

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

Healthcare Law and Regulation

If our product candidates are approved, we will be subject to federal and state fraud and abuse and other healthcare laws and regulations, which include the following:

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

•	analogous state and foreign laws and regulations may apply to us.

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

Employees

As of December 31, 2017, we had 20 full-time employees, of which 16 employees were engaged in research and development and four employees provided general and administrative support. Of our employees, ten have earned advanced degrees. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $46.5 million, $23.8 million and $54.8 million for the years ended December 31, 2015, 2016 and 2017, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2017 and proceeds that will become available to us upon sale of our state net operating losses and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations after we obtain FDA approval and begin to commercialize our products, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

After we obtain marketing approval, we will be subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Changes in law or policy could have a negative impact on the approval of our drug candidates.

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

Our executive officers, directors and stockholders who are known by us to beneficially own more than 5% of our common stock, in the aggregate, beneficially owned a majority of our outstanding common stock as of March 10, 2018. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could delay, defer or prevent a change in control; entrench our management or board of directors; or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

In addition, as of March 10, 2018, our largest stockholder, investment funds affiliated with New Mountain Capital, or the New Mountain Entities, beneficially owned, in the aggregate, approximately 26.4% of our outstanding common stock.  Pursuant to the terms of a stockholders agreement, the New Mountain Entities are entitled to designate one director for nomination to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries and to appoint the lead director of our board of directors, in each case, for so long as the New Mountain Entities or certain of their respective assignees beneficially own (i) 50% or more of the sum of (a) the aggregate number of shares of our common stock that they collectively owned immediately prior to the closing of our IPO and (b) the number of shares of our common stock, if any, acquired following the closing of our IPO and (ii) 15% or more of our common stock outstanding (as set forth on the cover of our then most recently filed annual report on Form 10-K or quarterly report on Form 10-Q).

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

Our second largest stockholder, Puissance, beneficially owned approximately 14.5% of our outstanding common stock as of March 10, 2018.

Our third largest stockholder, Linde North America, Inc., an indirect wholly-owned subsidiary of Linde AG, or Linde, beneficially owned approximately 9.2% of our outstanding common stock, as of March 10, 2018.  Pursuant to the terms of a stockholders agreement, Linde is entitled to designate one director to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries if continuing ownership requirements are met as outlined in “Certain Relationships and Related Person Transactions-Stockholders Agreements” in Part III-Item 13.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of March 10, 2018, we had outstanding options to purchase an aggregate of 4,432,092 shares of our common stock, of which options to, purchase approximately 1,208,614 were vested and outstanding and outstanding warrants to purchase an aggregate of 34,490,838 shares of our common stock.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low sales prices per share for our common stock on the Nasdaq Global Market for the periods indicated:

2017	High	Low
First Quarter	$1.98	$0.52
Second Quarter	1.68	1.11
Third Quarter	1.63	1.00
Fourth Quarter	2.74	1.28

2016	High	Low
First Quarter	$3.75	$1.90
Second Quarter	4.58	1.09
Third Quarter	2.68	1.24
Fourth Quarter	1.69	0.43

Stockholders

As of March 10, 2018, there were approximately 234 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Item 6.    Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, an independent registered public accounting firm. The balance sheet data as of December 31, 2015, 2014 and 2013 as well as the Statement of Operations data for the years ended December 31, 2014 and 2013 are from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share/unit data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations Information
Operating expenses:
Research and development	$17,854	$16,650	$33,365	$45,978	$52,985
General and administrative	6,745	7,107	14,870	13,775	9,013
Total operating expenses	24,599	23,757	48,235	59,753	61,998
Other operating income	—	—	1,667	—	—
Loss from operations	(24,599)	(23,757)	(46,568)	(59,753)	(61,998)
Change in fair value of common stock warrant liability	(30,403)	(590)	—	—	—
Interest and other income, net	184	95	109	79	—
Pre-tax loss	(54,818)	(24,252)	(46,459)	(59,674)	(61,998)
Income tax benefit	—	(438)	—	—	—
Net loss	$(54,818)	$(23,814)	$(46,459)	$(59,674)	$(61,998)
Net loss per share/unit:
Basic and diluted (1)	$(1.41)	$(1.58)	$(3.79)	$(7.56)

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013

Consolidated Balance Sheet Information

Cash and cash equivalents	$28,823	$14,202	$6,260	$16,815	$—
Restricted cash, current	402	401	—	9,264	—
Restricted cash, non-current	150	307	457	1,548	—
Marketable securities	2,996	5,571	17,807	—	—
Working capital (deficit)	28,501	20,010	21,379	17,227	(12,440)
Total assets	36,810	29,702	38,409	33,391	3,636
Total long term liabilities	32,325	5,215	—	—	5,381
Investment by Ikaria, Inc.	—	—	—	—	160,778
Common stock	569	317	131	—	—
Additional paid-in capital	176,151	142,167	130,902	—	—
Members’ capital	—	—	—	77,156	—
Accumulated deficit	(179,310)	(124,492)	(100,678)	(54,219)	(176,515)
Stockholders'/Members’ equity (Deficiency in assets)	$(2,594)	$17,992	$30,336	$22,937	$(15,737)

(1) The weighted average shares and units outstanding for basic and diluted net loss per share/unit for the years ended December 31, 2017, 2016, 2015 and 2014 is 38,950,937, 15,057,627, 12,267,693 and 7,898,289, respectively.

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

In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching an agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with Phase 3 development. In September 2015, the FDA issued a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, has been initiated. During January 2017, we received confirmation from the FDA of its acceptance of all of our proposed modifications to our Phase 3 program. Under the modified Phase 3 program, the ongoing INOvation-1 study, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, can serve as the two adequate and well-controlled studies to support a NDA filing for INOpulse in PAH subjects on LTOT. Both studies include an interim analysis approximately half-way through each study to assess for efficacy and futility. The interim analysis for the INOvation-1 study also includes a potential sample size reassessment. In January 2018, we announced that our INOvation-1 study enrollment exceeded 100 patients, representing more than half of the anticipated enrollment.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We received results from this trial, and completed further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” In September 2017, we shared results of our Phase 2 PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The data results showed a statistically significant and clinically meaningful increase in six-minute walk distance, or 6MWD, and a statistically significant and clinically meaningful decrease in systolic pulmonary arterial pressure, or sPAP. The therapy was well tolerated with no related safety concerns.

We have begun our clinical program in interstitial lung disease, based on feedback from the medical community and the large unmet medical need. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF study was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The study met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The study showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic sPAP with acute exposure to iNO. The study also assessed the chronic effects of iNO on exercise capacity showing an average 75 meter improvement in 6-minute walk distance, or 6MWD, and consistent improvement of approximately 80 m% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and effective dose. During August 2017, we announced FDA acceptance of our investigation new drug application for our Phase 2b study, iNO-PF, using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b study.

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

Research and development expenses primarily consist of:

•	employee-related expenses, including salary, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, investigative sites that conduct our clinical trials and consultants that conduct a portion of our pre-clinical studies;

•	expenses relating to vendors in connection with research and development activities;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation and allocated expenses;

•	lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our pre-clinical and clinical activities;

•	device development and drug manufacturing engineering;

•	license fees related to in-licensed products and technology; and

•	costs associated with non-clinical activities and regulatory approvals.

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

INOpulse for PAH

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. After reaching an agreement with the FDA and the EMA on our Phase 3 protocol, we initiated and are currently conducting the first of two Phase 3 trials.

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

Results of Operations

 Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PAH	6,117	6,430	(313)	(5)%
BCM	$63	$425	$(362)	(85)%
PH-COPD and PH-IPF	478	185	293	158%
Drug and delivery system costs	$4,724	$3,017	$1,707	57%
Clinical programs	11,382	10,057	1,325	13%
Research and development infrastructure	5,373	4,732	641	14%
INOpulse engineering	1,099	1,861	(762)	(41)%
Total research and development expenses	17,854	16,650	1,204	7%
General and administrative expenses	6,745	7,107	(362)	(5)%
Loss from operations	(24,599)	(23,757)	(842)	4%
Change in fair value of common stock warrant liability	(30,403)	(590)	(29,813)	5,053%
Interest and other income	184	95	89	94%
Pre-tax loss	(54,818)	(24,252)	(30,566)	126%
Income tax benefit	—	(438)	438	(100)%
Net loss	$(54,818)	$(23,814)	$(31,004)	130%

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2017 were $24.6 million compared to $23.8 million for the year ended December 31, 2016, an increase of $0.8 million, or 4%. This increase was primarily due to increased research and development expenses pertaining to drug and device costs and to our PH-COPD and PH-IPF clinical trials. The increase in research and development expenses was partially offset by a decrease in our general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2017 were $17.9 million compared to $16.7 million for the year ended December 31, 2016, an increase of $1.2 million, or 7%. Total research and development expenses consisted primarily of the following:

•
PAH research and development expenses for the year ended December 31, 2017 were $6.1 million compared to $6.4 million for the year ended December 31, 2016, a decrease of $0.3 million, or 5%. The decrease was primarily due to completion of the Phase 2 clinical trial partially offset by a reversal of an accrual recorded in the year ended December 31, 2016 and increased costs for the Phase 3 clinical trial.

•
BCM research and development expenses for the year ended December 31, 2017 were $0.1 million compared to $0.4 million for the year ended December 31, 2016, a decrease of $0.4 million, or 85%. The decrease was primarily due to the suspension of further clinical development of BCM following the PRESERVATION I results in July 2015.

•
PH-COPD and PH-IPF expenses for the year ended December 31, 2017 were $0.5 million compared to $0.2 million for the year ended December 31, 2016, an increase of $0.3 million or 158%. The increase was primarily due to clinical supplies and consulting fees to support the new Phase 2 clinical trials.

•
Drug and delivery system costs for the year ended December 31, 2017 were $4.7 million compared to $3.0 million for the year ended December 31, 2016, an increase of $1.7 million or 57%. The increase was primarily due to the bulk purchase of cartridges in 2017 and an increase in cartridge fills to support the Phase 3 clinical trial. Starting in 2017, we began reporting drug and delivery system costs in a separate line in our Results of Operations discussion due to the fact that these costs support multiple trials and at the time we incur these costs we do not know how to allocate them to a specific trial. In previous years, these expenses were related only to one trial.

•
Research and development infrastructure expenses for the year ended December 31, 2017 were $5.4 million compared to $4.7 million for the year ended December 31, 2016, an increase of $0.6 million, or 14%. The increase was mainly due to increased personnel costs.

•
 INOpulse engineering expenses for the year ended December 31, 2017 were $1.1 million compared to $1.9 million for the year ended December 31, 2016, a decrease of $0.8 million, or 41%. The decrease was primarily the result of a reduction in development costs for the INOpulse system.

 General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2017 were $6.7 million compared to $7.1 million for the year ended December 31, 2016, a decrease of $0.4 million, or 5%. The decrease was primarily due to reduced personnel and consulting costs.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the year ended December 31, 2017 was $30.4 million compared to $0.6 million for the year ended December 31, 2016, an increase of $29.8 million. The warrants were issued in November 2016 and in May 2017 and the increase was primarily due to an increase in our stock price and the timing of the warrants' issuance.

Income Tax Benefit. We had $0.0 million of income tax benefit for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016 related to the sale of our state research and development tax credits in November 2016. We have sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and, subject to state approval, plans to sell additional NOLs and credits under the same program later in 2018 as well.

 Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	$ Change	% Change
Research and development expenses:
BCM	$425	$7,724	$(7,299)	(95)%
PAH	6,430	4,741	1,689	36%
PH-COPD and PH-IPF	185	(28)	213	(761)%
Drug and delivery system costs	3,017	6,367	(3,350)	(53)%
Clinical programs	10,057	18,804	(8,747)	(47)%
Research and development infrastructure	4,732	8,564	(3,832)	(45)%
INOpulse engineering	1,861	5,997	(4,136)	(69)%
Total research and development expenses	16,650	33,365	(16,715)	(50)%
General and administrative expenses	7,107	14,870	(7,763)	(52)%
Total operating expenses	23,757	48,235	(24,478)	(51)%
Other operating income	—	1,667	(1,667)	(100)%
Loss from operations	(23,757)	(46,568)	22,811	(49)%
Change in fair value of common stock warrant liability	(590)	—	(590)	n.a.
Interest and other income	95	109	(14)	(13)%
Pre-tax loss	(24,252)	(46,459)	22,207	(48)%
Income tax benefit	(438)	—	(438)	n.a.
Net loss	$(23,814)	$(46,459)	$22,645	(49)%

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2016 were $23.8 million compared to $48.2 million for the year ended December 31, 2015, a decrease of $24.5 million, or 51%. This decrease was primarily due to reduced general and administrative expenses, reductions in research and development expenses pertaining to our development of BCM, reduced drug and delivery system costs, reduced research and development infrastructure expenses, and reduced INOpulse engineering expenses.

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2016 were $16.7 million compared to $33.4 million for the year ended December 31, 2015, a decrease of $16.7 million, or 50%. Total research and development expenses consisted primarily of the following:

•
 BCM research and development expenses for the year ended December 31, 2016 were $0.4 million compared to $7.7 million for the year ended December 31, 2015, a decrease of $7.3 million, or 95%. The decrease was primarily due to us suspending further clinical development of BCM following the PRESERVATION I results in July 2015.

•
 PAH research and development expenses for the year ended December 31, 2016 were $6.4 million compared to $4.7 million for the year ended December 31, 2015, an increase of $1.7 million, or 36%. The increase was primarily due to the completion of the Phase 2 clinical trial in late-2014 and a reversal of an accrual in the year ended December 31, 2015 and due to increased costs in anticipation of the start of the Phase 3 clinical trials.

•
Drug and delivery system costs for the year ended December 31, 2016 were $3.0 million compared to $6.4 million for the year ended December 31, 2015, a decrease of $3.4 million, or 53%. The decrease was primarily due to the drug costs for maintaining the Phase 2 clinical trial patients on the drug in the year ended December 31, 2015 and the device manufacturing costs during 2015 in anticipation of the start of the Phase 3 clinical trials.

•	Research and development infrastructure expenses for the year ended December 31, 2016 were $4.7 million compared to $8.6 million for the year ended December 31, 2015, a decrease of $3.8 million, or 45%. The decrease was due to reduced expenses payable to Ikaria as a result of the termination of the TSA (transition service agreement) effective September 30, 2015 and reduced personnel costs as a result of the restructuring that occurred in the second half of 2015.

•
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

Income Tax Benefit. We had $0.4 million of income tax benefit for the year ended December 31, 2016 related to the sale of research and development tax credits in November 2016. There was no income tax benefit for the year ended December 31, 2015.

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
We had cash and cash equivalents of $28.8 million and marketable securities of $3.0 million as of December 31, 2017. Our existing cash and cash equivalents and marketable securities as of December 31, 2017, will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. As of December 31, 2017, we had $2.2 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria and the clinical research organization we have partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million.

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

On October 25, 2016, we filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, we completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of our common stock and warrants exercisable for up to 17,142,858 shares of our common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by us under certain situations. During the year ended December 31, 2017, we received proceeds of $2.3 million for the exercise of 2,872,585 warrants and additional $0.2 million for 289,269 warrants exercised and shares to be issued at December 31, 2017.

On May 9, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor for the sale of 2,000,000 shares of our common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of our common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued to the placement agent of the Direct Offering, warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

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

In connection with the PIPE Offering, we entered into a Registration Rights Agreement, pursuant to which we timely filed a registration statement on Form S-3 declared effective by the SEC on November 6, 2017 and are obligated to maintain the registration until all registrable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume. The Registration Rights Agreement provides for cash penalties of up to 3% of the gross proceeds of the PIPE Offering for our failure to satisfy specified filing and effectiveness time periods. As of December 31, 2017, no liability had been recorded under the Registration Rights Agreement.
We continue to pursue potential sources of funding, including equity financing.
We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2017 and proceeds that will become available to us upon sale of our state net operating losses, or NOLs, and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. Based on our current planned expenditures, management anticipates by the time it reports on the first quarter of 2018, that without obtaining additional funds, we will not have sufficient liquidity from existing resources to satisfy our obligations when they become due for a period of one year from the date of anticipated filing of our quarterly report for the period ending March 31, 2018.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and, subject to state approval, plan to sell additional NOLs and credits under the same program later in 2018. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Operating activities	$(15,740)	$(17,464)	$(46,264)
Investing activities	2,577	12,199	(18,305)
Financing activities	27,784	13,207	54,014

Net change in cash and cash equivalents	$14,621	$7,942	$(10,555)

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $15.7 million compared to $17.5 million for the year ended December 31, 2016, a decrease of $1.7 million, or 10%. The decrease in cash used in operating activities was primarily due to changes in operating assets and liabilities.

Cash used in operating activities for the year ended December 31, 2016 was $17.5 million compared to $46.3 million for the year ended December 31, 2015, a decrease of $28.8 million, or 62%. The decrease in cash used in operating activities was primarily due to reduced operating expenses and the restructuring that occurred in the second half of 2015.

Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was $2.6 million, primarily due to the net activity related to purchase and sale of our marketable securities compared to cash provided by investing activities for the year ended December 31, 2016 of $12.2 million, which mostly represented net activity related to purchase and sale of our marketable securities.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $27.8 million, which included the net proceeds from our PIPE Offering, Direct Offering and proceeds from exercise of warrants, compared to $13.2 million for the year ended December 31, 2016, which included the net proceeds from our ATM Offering and Secondary Offering.

Cash provided by financing activities for the year ended December 31, 2016 was $13.2 million, which included the net proceeds from our ATM Offering and Secondary Offering, compared to $54.0 million for the year ended December 31, 2015, which included the net proceeds from our IPO.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2017 (in thousands):

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations(1)	$3,490	$642	$1,316	$1,360	$172
Total	$3,490	$642	$1,316	$1,360	$172

(1)	Operating lease obligations include the lease agreement we entered into on August 6, 2015 for office space in Warren, New Jersey.

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

As part of the process of preparing our financial statements, we are required to estimate a portion of our prepaid and accrued research expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel and third party service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make such estimates of our incurred research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include:

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in ASC Topic 480, Distinguishing Liabilities From Equity (ASC Topic 480), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify warrant liability on the consolidated balance sheet as current liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liability.  Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. Refer to Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrants.

Stock-Based Compensation

We issue stock based awards to employees and non-employees in the form of stock options, restricted stock awards, or RSAs, and may issue restricted stock units, or RSUs.

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

Recently Issued Accounting Standards

Adopted

In March 2016, the Financial Accounting Standards Board, or FASB issued ASU 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting” which provides for simplification of several aspects related to the accounting for share-based payment transactions. The provisions of ASU 2016-09 that are currently applicable to the Company are as follows: (a) forfeitures and (b) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-09 during the quarter ended March 31, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements. We will continue to use our current method of estimated forfeitures each period rather than accounting for forfeitures as they occur. ASU 2016-09 requires the presentation of cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity in the cash flow statement. Our historical accounting treatment is consistent with such guidance.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. We are assessing ASU 2016-02’s impact and will adopt it when effective.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash”, which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-18 provides for retrospective application for all periods presented. For the years ended December 31, 2017, 2016, and 2015, net cash used in operation activities will (decrease)/increase by ($0.2) million, $0.3 million and ($10.4) million, respectively, as a result of the adoption of this standard.

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

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $28.8 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of approximately $3.0 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. (formerly Bellerophon Therapeutics LLC) and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’/members’ equity (deficiency in assets), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Short Hills, New Jersey
March 15, 2018

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$28,823	$14,202
Restricted cash	402	401
Marketable securities	2,996	5,571
Prepaid expenses and other current assets	3,359	6,331
Total current assets	35,580	26,505
Restricted cash, non-current	150	307
Other non-current assets	54	1,491
Property and equipment, net	1,026	1,399
Total assets	$36,810	$29,702
Liabilities and Stockholders' Equity (Deficiency in Assets)
Current liabilities:
Accounts payable	$3,853	$2,807
Accrued research and development	1,785	2,573
Accrued expenses	1,441	1,115
Total current liabilities	7,079	6,495
Common stock warrant liability	32,325	5,215
Total liabilities	39,404	11,710

Commitments and contingencies (Note 13)

Stockholders' equity (Deficiency in assets):
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 56,899,353 shares issued and outstanding at December 31, 2017, 31,702,624 shares issued and outstanding at December 31, 2016, 289,269 shares paid for and to be issued at December 31, 2017	569	317
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	176,151	142,167
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(179,310)	(124,492)
Total stockholders' equity (deficiency in assets)	(2,594)	17,992

Total liabilities and stockholders' equity (deficiency in assets)	$36,810	$29,702

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$17,854	$16,650	$33,365
General and administrative	6,745	7,107	14,870
Total operating expenses	24,599	23,757	48,235
Other operating income	—	—	1,667
Loss from operations	(24,599)	(23,757)	(46,568)
Change in fair value of common stock warrant liability	(30,403)	(590)	—
Interest and other income, net	184	95	109
Pre-tax loss	(54,818)	(24,252)	(46,459)
Income tax benefit	—	(438)	—
Net loss	$(54,818)	$(23,814)	$(46,459)

Weighted average shares outstanding:
Basic and diluted	38,950,937	15,057,627	12,267,693

Net loss per share:
Basic and diluted	$(1.41)	$(1.58)	(3.79)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(54,818)	$(23,814)	$(46,459)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale marketable securities	$(4)	$19	$(19)
Total other comprehensive income (loss)	$(4)	$19	$(19)
Comprehensive loss	$(54,822)	$(23,795)	$(46,478)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’/Members' Equity (Deficiency in Assets)
 (Amounts in thousands except unit/share and per share data)

	Membership Units		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficiency in Assets)
	Units	Amount	Shares	Amount
Balance at December 31, 2014	7,905,325	$77,156	—	$—	$—	$—	$(54,219)	$22,937
Net loss	—	—	—	—	—	—	(46,459)	(46,459)
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)
Sale of membership units	67	1	—	—	—	—	—	1
Conversion of membership units into common stock in connection with conversion of LLC into a C-Corp.	(7,905,392)	(77,157)	7,905,392	79	77,078	—	—	—
Sale of common stock in initial public offering ($12.00 per share), net of offering expenses of $8,085	—	—	5,000,000	50	51,865	—	—	51,915
Common stock issued to Global Corporate Finance	—	—	8,000	—	24	—	—	24
Exercise of options	—	—	126,499	1	185	—	—	186
Stock-based compensation	—	—	90,909	1	1,750	—	—	1,751
Balance at December 31, 2015	—	$—	13,130,800	$131	$130,902	$(19)	$(100,678)	$30,336
Net loss	—	—	—	—	—	—	(23,814)	(23,814)
Other comprehensive income	—	—	—	—	—	19	—	19
Sale of common stock in ATM offering, net of offering expenses of $134	—	—	1,025,793	10	2,099	—	—	2,109
Sale of common stock in Secondary Offering, net of offering expenses of $662	—	—	17,142,858	172	6,540	—	—	6,712
Stock-based compensation	—	—	403,173	4	2,626	—	—	2,630
Balance at December 31, 2016	—	$—	31,702,624	$317	$142,167	$—	$(124,492)	$17,992
Net loss	—	—	—	—	—	—	(54,818)	(54,818)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Sale of common stock and warrants in PIPE Offering, net of offering expenses of $677	—	—	19,449,834	194	22,565	—	—	22,759
Sale of common stock in Direct Offering, net of offering expenses of $187	—	—	2,000,000	20	1,675	—	—	1,695
Warrant exercises - shares do no include 289,269 shares paid for but not issued as December 31, 2017	—	—	2,872,585	29	6,912	—	—	6,941
Stock-based compensation	—	—	874,310	9	2,832	—	—	2,841
Balance at December 31, 2017	—	$—	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
 Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(54,818)	$(23,814)	$(46,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	373	400	377
Stock-based compensation	2,841	2,758	1,751
Change in fair value of common stock warrant liability	30,403	590	—
Accretion and amortization of discounts and premiums on marketable securities, net	(6)	34	45
Issuance costs attributable to common stock warrant liability	111	415	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,972	(946)	(3,783)
Restricted cash held for Ikaria, Inc.	—	—	10,812
Restricted cash held as security deposit	156	(251)	(457)
Other non-current assets	1,437	5,210	(6,701)
Accounts payable, accrued research and development, accrued expenses and other liabilities	791	(1,860)	(1,849)
Net cash used in operating activities	(15,740)	(17,464)	(46,264)
Cash flows from investing activities:
Capital expenditures	—	(22)	(458)
Purchase of marketable securities	(5,981)	—	(22,757)
Proceeds from sale of marketable securities	8,558	12,221	4,910
Net cash provided by (used in) investing activities	2,577	12,199	(18,305)
Cash flows from financing activities:
Proceeds from sale of membership units	—	—	1
Proceeds received from exercise of options	—	—	186
Proceeds received from exercise of warrants	2,299	—	—
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	—	2,144	—
Proceeds from exercise of warrants pending issuance of common shares	231	—	—
Proceeds from sale of Units in Secondary Offering, net of commissions and offering expenses	(235)	11,191	—
Proceeds from sale of Units in PIPE Offering, net of offering expenses	22,759	—	—
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	2,730	—	—
Tax withholding payments for stock compensation	—	(128)	—
Cash proceeds from issuance of common stock from initial public offering, net of issuance costs	—	—	53,827
Net cash provided by financing activities	27,784	13,207	54,014
Net change in cash and cash equivalents	14,621	7,942	(10,555)
Cash and cash equivalents at beginning of year	14,202	6,260	16,815
Cash and cash equivalents at end of year	$28,823	$14,202	$6,260
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$(4)	$19	$(19)
Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$4,411	$—	$—
Unpaid expenses related to offerings	$28	$304	$—

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

The Company accounts for its stock-based compensation in accordance with applicable accounting guidance which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest.  The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, and expected term. For restricted stock, the fair value is the closing market price per share on the grant date. See Note 9 - Stock-Based Compensation for a description of these assumptions.

(d)	Common Stock Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company classifies warrant liability on the consolidated balance sheet based on the warrants' terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. See Note 7 - Fair Value Measurements for a description of these assumptions.

(e)	Income Taxes

The Company uses the asset and liability approach to account for income taxes as required by applicable accounting guidance, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized, on a more likely than not basis. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position.  These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

(f)	Marketable Securities

Unrealized gains and losses are reported as accumulated other comprehensive (loss) income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income, at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest on available-for-sale securities is included in interest and other income.

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

(h) Reclassification

Restricted cash previously included in cash and cash equivalents has been reclassified to conform to the current year presentation.

(i) New Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board, or FASB issued ASU 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting” which provides for simplification of several aspects related to the accounting for share-based payment transactions. The provisions of ASU 2016-09 that are currently applicable to the Company are as follows: (a) forfeitures and (b) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company will continue to use its current method of estimated forfeitures each period rather than accounting for forfeitures as they occur. ASU 2016-09 requires the presentation of cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity in the cash flow statement. The Company’s historical accounting treatment is consistent with such guidance.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is assessing ASU 2016-02’s impact and will adopt it when effective.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash”, which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-18 provides for retrospective application for all periods presented. For the years ended December 31, 2017, 2016, and 2015, net cash used in operation activities will (decrease)/increase by ($0.2) million, $0.3 million and ($10.4) million, respectively, as a result of the adoption of this standard.

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

The Company had cash and cash equivalents of 28.8 million and marketable securities of 3.0 million as of December 31, 2017.

The Company's existing cash and cash equivalents and marketable securities as of December 31, 2017 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. In addition, as of December 31, 2017, the Company had $2.2 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2016 was $7.2 million. These prepayment amounts are presented on the respective consolidated balance sheets as follows (in thousands):

	December 31, 2017	December 31, 2016
Prepaid expenses and other current assets	2,223	5,842
Other non-current assets	—	1,406
	2,223	7,248

On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration will allow the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. During 2016 and as of December 31, 2017, the Company had sold 1,025,793 shares of its common stock for gross and net proceeds of $2.2 million and $2.1 million, respectively.
On October 25, 2016, the Company filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, the Company completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of its common stock and warrants exercisable for up to 17,142,858 shares of its common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and will expire five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by the Company under certain situations. During the year ended December 31, 2017, the Company received proceeds of $2.3 million and issued common stock for the exercise of 2,872,585 warrants and received proceeds of $0.2 million for 289,269 warrants exercised and shares to be issued at December 31, 2017. Refer to Note 6 - Common Stock Warrant Liability for further details on the warrants.
On May 9, 2017, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor for the sale of 2,000,000 shares of its common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued to the placement agent of the Direct Offering warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

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

In connection with the PIPE Offering, the Company entered into a Registration Rights Agreement, pursuant to which the Company timely filed a registration statement on Form S-3 declared effective by the SEC on November 6, 2017 and is obligated to maintain the registration until all registrable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume. The Registration Rights Agreement provides for cash penalties of up to 3% of the gross proceeds of the PIPE Offering for the Company’s failure to satisfy specified filing and effectiveness time periods. As of December 31, 2017, no liability had been recorded under the Registration Rights Agreement.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation, management believes that the Company’s existing cash and cash equivalents and marketable securities as of December 31, 2017 and proceeds that became and will become available to the Company upon sale of the Company’s state net operating losses, or NOL, and research and development, or R&D, tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy the Company’s operating cash needs for at least one year after the filing of this Annual Report.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, management believes that it is probable that the Company’s plans to sell NOLs can be effectively implemented to address the Company’s short term financial needs. The Company participated in this program during November 2016 and February 2018 through the sale of R&D tax credits and NOLs generated in the years ended December 31, 2015 and 2016, respectively. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received. In February 2018, the Company received $5.3 million from such sales.

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

Until such time, if ever, as the Company can generate substantial product revenues, its expects to finance its cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about the Company’s ability to continue as a going concern in accordance with relevant accounting guidance may exist in future periods. Based on current planned expenditures, management anticipates by the time it reports on the first quarter of 2018, that the Company without obtaining additional funds will not have sufficient liquidity from existing resources to satisfy its obligations when they become due for a period of one year from the date of anticipated filing of the Company’s quarterly report for the period ending March 31, 2018.

(4) Marketable Securities

The Company considers all of its current investments to be available-for-sale. Marketable securities as of December 31, 2017, all of which were in a loss position, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government bonds	3,000	—	(4)	2,996
Total	3,000	—	(4)	2,996

Marketable securities as of December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	3,619	—	—	3,619
Corporate bonds	1,952	—	—	1,952
Total	5,571	—	—	5,571

Maturities of marketable securities classified as available-for-sale were as follows at December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	3,000	2,996	5,571	5,571
	3,000	2,996	5,571	5,571

(5) Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Machinery and equipment	$2,048	$2,943
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	3,423
Less accumulated depreciation	(1,502)	(2,024)
	$1,026	$1,399

(6) Common Stock Warrants

On November 29, 2016, the Company issued 17,142,858 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and are recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2017, 13,981,004 of these warrants were outstanding.

On May 15, 2017, the Company issued to an investor warrants to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2017, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that will be initially exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2017, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2017 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	—	17,142,858	$5,215
Exercises	—	(3,161,854)	(4,411)
Additions	19,449,834	1,060,000	1,118
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	30,403
Ending balance	19,449,834	15,041,004	$32,325

The following table summarizes warrant activity for the year ended December 31, 2016 (fair value amount in thousands):

	Liability Classified Warrants	Estimated Fair Value
Beginning balance	—	$—
Additions pursuant to Secondary Offering	17,142,858	4,625
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	590
Ending Balance	17,142,858	$5,215
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

The following table summarizes fair value measurements by level at December 31, 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$2,996	$—	$2,996
Common stock warrant liability	$—	$—	$32,325	$32,325

The following table summarizes fair value measurements by level at December 31, 2016 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$5,571	$—	$5,571
Common stock warrant liability	$—	$—	$5,215	$5,215

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
The following are the weighted average assumptions used in estimating the fair value of warrants issued as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Valuation assumptions:
Risk-free interest rate	2.08%	1.91%
Expected volatility	96.24%	83.73%
Expected term (in years)	4.0	4.9
Dividend yield	—%	—%

(8) Restructuring Charges

On July 27, 2015, the Company announced that its PRESERVATION I clinical trial for its BCM product candidate did not meet its primary or secondary endpoints.  Following these results, on September 11, 2015, the Board of Directors of the Company approved a staff reduction plan in order to reduce operating expenses and conserve cash resources, or the Restructuring.

The following table summarizes restructuring activities for the years ended December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Opening balance (a)	$110	969
Reversals to general and administrative expenses (b)	—	(352)
Cash payments	(110)	(507)
Ending balance	$—	$110

(a) Included in Accrued expenses.
(b) Pursuant to resolution of certain matters that resulted in cessation of severance payments

(9) Stock-Based Compensation

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, the expected term of the option and expected volatility. The Company uses the Black-Scholes-Merton option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The expected term of stock options is estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. For restricted stock, the fair value is the closing market price per share on the grant date. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or revised estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.

Incentive Plans

During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provides for the grant of options. Following the effectiveness of the Company’s registration statement filed in connection with its IPO in 2015, no options may be granted under the 2014 Plan. The awards granted under the 2014 Plan generally have a vesting period of four years, of which 25% of the awards vest on the second anniversary of grant date, 25% vest on the third anniversary and the remaining 50% vest on the fourth anniversary of the grant date. The awards granted under the 2015 Plan have a vesting period of either three or four years, of which equal annual installments vest over the vesting period either beginning on the date of grant or on the one year anniversary of the date of grant.

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of December 31, 2017, the Company had additional 4,142,088 shares available for grant.

As of December 31, 2017, there was approximately $1.6 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.7 years.

No tax benefit was recognized during the years ended December 31, 2017, 2016 and 2015 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

 Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

The weighted average grant-date fair value of options issued during the year ended December 31, 2017, 2016 and 2015 was $1.05, $0.52 and $6.65, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Valuation assumptions:
Risk-free interest rate	2.04%	1.90%	1.60%
Expected volatility	91.02%	82.48%	79.18%
Expected term (in years)	6.0	6.2	6.1
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2014	508,280	$13.28			$13.28	9.5
Granted	443,607	4.12		12.00	$9.53
Forfeited	(246,707)	8.23		13.28	9.95
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	2,530,770	0.49	-	2.30	0.73
Forfeited	(46,069)	10.22	-	13.28	11.69
Options outstanding as of December 31, 2016	3,189,881	$0.49	-	13.28	$3.08	9.4
Granted	106,300	1.12	-	2.25	1.39
Exercised	(1,000)	0.49			0.49
Forfeited	(25,298)	0.49	-	12.00	1.71
Options outstanding as of December 31, 2017	3,269,883	$0.49	-	13.28	$3.04	8.4
Options vested and exercisable as of December 31, 2017	1,112,702	$0.49	-	13.28	$5.74	7.9

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2017 was $1.2 million.

Restricted Stock

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2017, 2016 and 2015 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares		Weighted Average Fair Value	Aggregate Grant Date Fair Value(in millions)		Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2014	—	—	—	$—		—
Granted	90,909		3.86	0.4	.
Vested	(13,116)		(3.08)	(0.1)
Restricted stock outstanding as of December 31, 2015	77,793		3.99	$0.3		0.7
Granted	519,871		2.40	1.2
Vested	(417,817)		(2.75)	(1.2)
Forfeited	(24,001)		(3.69)	(0.1)
Restricted stock outstanding as of December 31, 2016	155,846		2.05	$0.3		0.0
Granted	873,310		1.45	1.3
Vested	(700,626)		(1.60)	(1.1)
Restricted stock outstanding as of December 31, 2017	328,530		1.42	$0.5		P2M12D

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014
	Shares	Range of Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding, vested and exercisable as of December 31, 2014	577,975	$0.26	-	17.92	$7.11	4.5
Exercised	(126,499)	1.13	-	7.77	1.47
Forfeited	(337,767)	7.77	-	17.92	8.61
Options outstanding, vested and exercisable as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Forfeited	(26,340)	0.26	-	17.92	8.23
Options outstanding, vested and exercisable as of December 31, 2016	87,369	$7.77	-	17.92	$9.14	4.3
Forfeited	(15,160)	7.77	-	14.91	8.81
Options outstanding, vested and exercisable as of December 31, 2017	72,209	$7.77	-	17.92	$9.21	4

There were no options exercised during the years ended December 31, 2017 and 2016. The intrinsic value of options exercised during the year ended December 31, 2015 was $0.4 million. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2017 was de minimis.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended December 31,
(in thousands)	2017	2016	2015
Research and development	$850	$689	$364
General and administrative	1,991	2,069	1,387
Total expense	$2,841	$2,758	$1,751

(10) Income Taxes

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

As of the date of the conversion to a taxable corporation, the Company recognized approximately $17.9 million of deferred tax assets which consisted principally of excess tax-over-book basis in intangible assets and property, plant and equipment and certain accruals that were transferred from the limited liability company to the corporation. The Company also recognized a full valuation allowance since it had a cumulative loss position and no positive evidence of taxable income to support recovery of the deferred tax assets. The Company incurred transaction costs of approximately $8.1 million in connection with its initial public offering in 2015 were recorded as a reduction of equity. These costs are nondeductible until and if the Company liquidates or terminates operations, which is not expected in the foreseeable future. Therefore, the Company did not recognize a deferred tax asset for such costs.

The Company’s tax rate for 2017 is a 0.00% because the Company expects to generate additional losses and currently has a full valuation allowance. The Company’s tax rate for 2016 is a 1.8% benefit due to the sale of R&D tax credits in November 2016. The Company was an LLC as of December 31, 2014 and until February 12, 2015 when it converted to a C corporation. Although, the Company was not subject to income taxes in any jurisdiction while it was an LLC, one of the Company’s subsidiaries was a C-corporation and subject to state and federal income taxes. This subsidiary generated an immaterial operating loss in the short year ended February 12, 2015. Accordingly, no provision or benefit for income taxes is reflected in the Company’s 2015 consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1), or the Tax Act, was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, and (vi) expanded limitations on executive compensation.

The key impacts of the Tax Act on our financial statement for the year ended December 31, 2017, were the re-measurement of deferred tax balances to the new corporate tax rate. Due to the fact that the company maintains a full valuation allowance on its deferred tax assets and there was no impact to the balance sheet or statements of operations for this re-measurement.

We may be subject to certain limitations in our annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
U.S. federal statutory rate	34%	34%	34%
2017 Tax Act	(23.9)%	—%	—%
State and local taxes, net of federal tax effect	5.7%	6.6%	5.8%
Research tax credits	10.4%	13.7%	15.8%
Valuation allowance	(4.5)%	(38.9)%	(55.1)%
Prior year adjustments	0.9%	(13.7)%	—%
Sale of R&D tax credits	—%	(1.8)%	—%
Expenses associated with common stock warrant liability (a)	(18.9)%	(1.3)%	—%
Incentive stock options, non-deductible	(3.8)%	(0.4)%	(0.5)%
	0%	(1.8)%	0%
 (a) Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2017 and 2016 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2017 are as follows (in thousands):

	December 31, 2017
	Assets	(Liabilities)
Net operating loss carryforwards	$21,006	$—
Research tax credit carryforwards	22,246	—
Property and equipment	—	(89)
Stock based compensation	980	—
Intangible assets	7,354	—
Accrued expenses	562	—
Subtotal	52,148	(89)
Valuation allowance	(52,059)	—
Total deferred tax assets (liabilities)	$89	$(89)
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Assets	(Liabilities)
Net operating loss carryforwards	$21,469	$—
Research tax credit carryforwards	15,310	—
Property and equipment	—	(161)
Stock based compensation	881	—
Intangible assets	11,389	—
Accrued expenses	713	—
Subtotal	49,762	(161)
Valuation allowance	(49,601)	—
Total deferred tax assets (liabilities)	$161	$(161)
Net deferred tax assets	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2017, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $69.3 million and for state income tax reporting purposes of approximately $90.6 million, which expire at various dates between fiscal 2034 and 2037. The Company has sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 and plans to sell additional NOLs and credits under the same program later in 2018 subject to state approval. As of December 31, 2017 and 2016, the Company had no material uncertain tax positions.

(11) Net Loss Per Share

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

The Company is reporting a net loss for the years ended December 31, 2017, 2016 and 2015, therefore diluted net loss per share is the same as the basic net loss per share.

As of December 31, 2017, the Company had 34,780,107 common stock warrants, 3,342,092 options to purchase shares and 328,530 restricted shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an antidilutive impact due to the loss reported. As of December 31, 2016, the Company had 17,142,858 common stock warrants, 3,277,250 options to purchase shares and 155,846 restricted shares outstanding that have been excluded from the computation of diluted weighted average units outstanding, because such securities had an antidilutive impact due to the loss reported. As of December 31, 2015, the Company had 818,899 options to purchase units and 77,793 restricted stock awards outstanding that have been excluded from the computation of diluted weighted average units outstanding, because such securities had an antidilutive impact due to the loss reported.

(12) Commitments and Contingencies

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

Operating Leases

 The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2017 (in thousands).

Operating Lease(1)
2018	$642
2019	653
2020	663
2021	674
2022	686
Thereafter	172
Total	$3,490

(1)  Operating lease obligations include the lease agreement the Company entered into on August 6, 2015 for office space in Warren, New Jersey.

     Rent expense is calculated on the straight-line basis and amounted to approximately $0.7 million, $0.7 million, $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Royalty payments and success-based milestones associated with the Company’s license and supply agreements with Ikaria have not been included in the above table of contractual obligations as the Company cannot reasonably estimate if or when they will occur.

License Agreement with Ikaria

In February 2014, the Company entered into a cross-license, technology transfer and regulatory matters agreement with a subsidiary of Ikaria. Pursuant to the terms of the license agreement, Ikaria granted to the Company a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights controlled by Ikaria to engage in the development, manufacture and commercialization of nitric oxide, devices to deliver nitric oxide and related services for or in connection with out-patient, chronic treatment of patients who have PAH, PH-COPD or PH associated with idiopathic pulmonary fibrosis, or PH-IPF. Pursuant to the terms of the license agreement, the Company granted Ikaria a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights that the Company controls to engage in the development, manufacture and commercialization of products and services for or used in connection with the diagnosis, prevention or treatment, whether in- or out-patient, of certain conditions and diseases other than PAH, PH-COPD or PH-IPF and for the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital. The Company agreed that, during the term of the license agreement, it will not, without the prior written consent of Ikaria, grant a sublicense under any of the intellectual property licensed to the Company under the license agreement to any of its affiliates or any third party, in either case, that directly or indirectly competes with Ikaria’s nitric oxide business. In July 2015, the Company and Ikaria entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse program for the treatment of three additional indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications. In November 2015, the Company entered into an amendment to its exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH.

Agreements Not to Compete

In September 2013, October 2013 and February 2014, the Company entered into an agreement not to compete with Ikaria, each of which was amended in July 2015, or, collectively, the agreements not to compete. Pursuant to the agreements not to compete, as amended, the Company agreed not to engage, anywhere in the world, in any manner, directly or indirectly, until the earlier of five years after the effective date of such agreement not to compete amendments or the date on which Ikaria and all of its subsidiaries are no longer engaged in such business as specified in the agreements.

Separation and Distribution Agreement

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

Transition Services Agreement (TSA) with Ikaria

In February 2014, the Company and Ikaria entered into the TSA, pursuant to which Ikaria agreed to use commercially reasonable efforts to provide certain transition services to the Company, which services include management/executive, human resources, real estate, information technology, accounting, financial planning and analysis, legal, quality and regulatory support. The TSA agreement was terminated effective September 30, 2015 and the remaining cash held in escrow to guarantee payment of the monthly service fees by the Company was released.

Effective as of January 1, 2015, the Company entered into a services agreement with Ikaria, or the 2015 Services Agreement, pursuant to which the Company had agreed to use commercially reasonable efforts to provide certain services to Ikaria, including services related to regulatory matters, drug and device safety, clinical operations, biometrics and scientific affairs. In addition, pursuant to the 2015 Service Agreement, Ikaria had agreed to use commercially reasonable efforts to provide services to the Company, including information technology and servicing and upgrade of devices. The 2015 Services Agreement was terminated effective September 30, 2015.

The following table summarizes the amounts recorded under the TSA and the 2015 Services Agreement for the year ended December 31, 2015 (in millions):

Year Ended December 31,

(in millions)	2015
Expense in connection with the TSA	7.0
Other operating income in connection with the 2015 Services Agreement	(1.7)
Expense in connection with the 2015 Services Agreement	0.2

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

(13) Quarterly Financial Data (unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
(in thousands, except share/ and per share data)	2017	2016	2017	2016	2017	2016	2017	2016

Operating expenses:
Research and development	$5,390	$5,111	$4,438	$2,472	$4,689	$3,954	$3,337	$5,113
General and administrative	1,919	2,181	1,746	1,745	1,634	1,205	1,446	1,976
Total operating expenses	7,309	7,292	6,184	4,217	6,323	5,159	4,783	7,089
Loss from operations	(7,309)	(7,292)	(6,184)	(4,217)	(6,323)	(5,159)	(4,783)	(7,089)
Change in fair value of common stock warrant liability	(16,948)	(590)	(1,435)	—	2,367	—	(14,387)	—
Interest and other income	98	21	33	22	26	22	27	30
Pre-tax loss	(24,159)	(7,861)	(7,586)	(4,195)	(3,930)	(5,137)	(19,143)	(7,059)
Income tax benefit	—	(438)	—	—	—	—	—	—
Net loss	$(24,159)	$(7,423)	$(7,586)	$(4,195)	$(3,930)	$(5,137)	$(19,143)	$(7,059)
Weighted average shares outstanding:
Basic and diluted	55,109,847	20,186,996	34,989,831	13,854,188	33,558,669	13,093,176	31,934,253	13,053,007
Net loss per share:
Basic and diluted	$(0.44)	$(0.37)	$(0.22)	$(0.30)	$(0.12)	$(0.39)	$(0.60)	$(0.54)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of this exemption.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.                           Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2018 Annual Meeting of Stockholders (our “2018 Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 10, 2018.

Name	Age	Position
Fabian Tenenbaum	44	Chief Executive Officer
Peter Fernandes	63	Chief Regulatory and Safety Officer
Deborah A. Quinn, M.D.	63	Chief Medical Officer
Assaf Korner	40	Chief Financial Officer and Principal Financial Officer
Martin Dekker	45	Vice President of Engineering and Manufacturing
Amy Edmonds	46	Vice President of Clinical Operations and Administration
Parag Shah	41	Vice President of Project Management and Distribution

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
Assaf Korner joined us as our Chief Financial Officer and Principal Financial Officer in January 2018. Prior to joining Bellerophon, Mr. Korner served as the Chief Financial Officer of L&R Distributors, a national consumer product distributor, since February 2016. Prior to that, Mr. Korner served as the Chief Financial Officer of Iluminage Beauty, a Joint Venture between Unilever and Syneron Medical, from 2011 through January 2016. Prior to Iluminage, Mr. Korner held several senior finance roles in Syneron Medical from 2005 through 2011. Prior to Syneron Medical, Mr. Korner served as a Senior Auditor at

KPMG. Mr. Korner holds an MBA from Tel-Aviv University, Israel, a Bachelor’s degree in Accounting and Economics from Haifa University, Israel and is a Certified Public Accountant.
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

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy Statement.

Item 11.                           Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2018 Proxy Statement.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Proposal ___: Amendment to Stock Plan” in our 2018 Proxy Statement.

Item 13.                           Certain Relationships and Related Transactions, and Director Independence

 The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in our 2018 Proxy Statement.

Item 14.                           Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our 2018 Proxy Statement.
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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
4.1
Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

4.2
Stockholders Agreement, dated February 12, 2015, between the Registrant and Linde North America, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

4.3
Stockholders Agreement, dated February 12, 2015, among the Registrant and New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

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

10.5+	Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement (File No. 001-36845) filed with the SEC on March 20, 2017)
10.6+
Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

10.7+
Form of Nonstatutory Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

10.8†
Amended and Restated License and Commercialization Agreement, dated as of August 26, 2009, among Ikaria Development Subsidiary One LLC, BioLineRx Ltd. and BioLine Innovations Jerusalem L.P., as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.9
Form of Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.10†
Separation and Distribution Agreement, dated as of February 9, 2014, among the Registrant, Ikaria, Inc. and Ikaria Acquisition LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.11†
Services Agreement, effective as of January 1, 2015, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

10.12†
Drug Clinical Supply Agreement, dated as of February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.13†
Employee Matters Agreement, dated as of February 9, 2014, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.14†
Exclusive Cross-License, Technology Transfer and Regulatory Matters Agreement, dated February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, as amended on March 27, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.15†
Transition Services Agreement, dated as of February 9, 2014, between the Registrant and Ikaria, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.16
Registration Rights Agreement, dated February 12, 2015, among the Registrant, New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., Allegheny New Mountain Partners, L.P., New Mountain Affiliated Investors II, L.P., ARCH Venture Fund VI, L.P., Venrock Partners, L.P., Venrock Associates IV, L.P., Venrock Entrepreneurs Fund IV, L.P., Linde North America, Inc., 5AM Ventures LLC and Aravis Venture I L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.17
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.18+
Assumed Employment Agreement, dated August 10, 2010, between Martin Meglasson and Ikaria, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.19+
Form of Retention Bonus Letter for Executive Officers (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.20+
Employment Agreement, dated June 20, 2014, between Jonathan M. Peacock, the Registrant and Bellerophon Services, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.21
Form of Management Rights Letter between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.22+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Jonathan M. Peacock and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.23+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Martin Meglasson and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.24+
Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.25+
Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.26
Lease Agreement between 184 Property Owner, LLC and the Registrant dated August 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.27
Second Amendment to the Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, dated July 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.28
Form of Amendment to Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services,  Inc. dated July 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.29
First Amendment to Transition Services Agreement between Ikaria, Inc. and the Registrant dated July 9, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.30
First Amendment to Services Agreement between Ikaria, Inc. and the Registrant dated July 9, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.31
Professional Services Agreement between Martin Meglasson and the Registrant dated September 23, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.32+
Offer Letter between Deborah Quinn and the Registrant dated December 8, 2014 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.33+
Offer Letter between Amy Edmonds and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.34+
Form of Retention Letter by and between the Registrant and each of David Abrams, Martin Dekker, Peter Fernandes, Deborah Quinn and Amy Edmonds (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.35+
Form of Restricted Stock Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 4, 2015)

10.36
Second Amendment to Drug Clinical Supply Agreement and Third Amendment to Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement, dated November 16, 2015, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 12, 2016)

10.37+
Employment Agreement between the Registrant and Fabian Tenenbaum, effective as of November 11, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.38+
Amended and Restated Employment Agreement between Jonathan M. Peacock and the Registrant dated March 12, 2016 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 21, 2016)

10.39
Retention Letter by and between the Registrant and Parag Shah dated September 21, 2015 (incorporated by reference to Exhibit10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 10, 2016)

10.40
Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-214230) filed with the SEC on November 21, 2016)

10.41
Engagement Letter dated as of October 14, 2016 by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 10, 2016)

10.42
Amendment to Engagement Letter, dated as of November 17, 2016, by and between the Registrant and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-214230) filed with the SEC on November 21, 2016)

10.43
At Market Issuance Sales Agreement, dated as of May 27, 2016, between the Company and FBR Capital Markets & Co. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on form 8-K filed with the SEC on May 27, 2016)

10.44
Form of Securities Purchase Agreement, dated May 9, 2017, by and between Bellerophon Therapeutics, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 11, 2017)

10.45
Engagement Letter between Bellerophon Therapeutics, Inc. and H.C. Wainwright & Co., LLC, dated as of May 9, 2017 (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 11, 2017)

10.46
Securities Purchase Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2017)

10.47
Registration Rights Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 27, 2017)

10.48+	Offer Letter between Assaf Korner and the Registrant dated December 18, 2017 (incorporated by reference to Exhibit 5.02 on Form 8-K filed with the SEC on December 20, 2017)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)
23.1	Consent of KPMG LLP independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 15, 2018

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabian Tenenbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
Fabian Tenenbaum

/s/ Assaf Korner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
Assaf Korner

/s/ Jonathan M. Peacock	Chairman	March 15, 2018
Jonathan M. Peacock

/s/ Naseem Amin	Director	March 15, 2018
Naseem Amin

/s/ Scott Bruder	Director	March 15, 2018
Scott Bruder

/s/ Mary Ann Cloyd	Director	March 15, 2018
Mary Ann Cloyd

/s/ Jens Luehring	Director	March 15, 2018
Jens Luehring

/s/ Andre V. Moura	Director	March 15, 2018
Andre V. Moura

/s/ Daniel Tassé	Director	March 15, 2018
Daniel Tassé

/s/ Adam Weinstein	Director	March 15, 2018
Adam Weinstein

/s/ Ted Wang	Director	March 15, 2018
Ted Wang