Form 10-Q
period 2018-03-31
Bellerophon Therapeutics, Inc.
filed 2018-05-10
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 9, 2018:  57,468,175

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,350	$28,823
Restricted cash	403	402
Marketable securities	2,994	2,996
Prepaid expenses and other current assets	3,016	3,359
Total current assets	34,763	35,580
Restricted cash, non-current	150	150
Other non-current assets	40	54
Property and equipment, net	935	1,026
Total assets	$35,888	$36,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,593	$3,853
Accrued research and development	2,987	1,785
Accrued expenses	816	1,441
Total current liabilities	8,396	7,079
Common stock warrant liability	25,275	32,325
Total liabilities	33,671	39,404
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 57,369,165 and 56,899,353 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, 289,269 shares paid for and to be issued at December 31, 2017	574	569
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	176,862	176,151
Accumulated other comprehensive loss	(5)	(4)
Accumulated deficit	(175,214)	(179,310)
Total stockholders’ equity	2,217	(2,594)
Total liabilities and stockholders’ equity	$35,888	$36,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$6,380	$3,337
General and administrative	2,112	1,446
Total operating expenses	8,492	4,783
Loss from operations	(8,492)	(4,783)
Change in fair value of common stock warrant liability	7,050	(14,387)
Interest and other income, net	99	27
Pre-tax loss	(1,343)	(19,143)
Income tax benefit	5,439	—
Net income (loss)	$4,096	$(19,143)
Weighted average shares outstanding:
Basic	57,059,686	31,934,253
Diluted	72,100,690	31,934,253
Net income (loss) per share:
Basic	$0.07	$(0.60)
Diluted	$(0.04)	$(0.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$4,096	$(19,143)
Other comprehensive income
Unrealized losses on available-for-sale marketable securities	(1)	—
Total other comprehensive loss	(1)	—
Comprehensive income (loss)	$4,095	$(19,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net income	—	—	—	—	4,096	4,096
Other comprehensive loss	—	—	—	(1)	—	(1)
Warrant exercises	289,269	3	(3)	—	—	—
Stock-based compensation	180,543	2	714	—	—	716
March 31, 2018	57,369,165	$574	$176,862	$(5)	$(175,214)	$2,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,096	$(19,143)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of common stock warrant liability	(7,050)	14,387
Accretion and amortization of discounts and premiums on marketable securities, net	1	—
Stock based compensation	716	729
Depreciation	91	99
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	343	(111)
Other non-current assets	14	582
Accounts payable, accrued research and development, and accrued expenses	1,345	(200)
Net cash used in operating activities	(444)	(3,657)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	2,458
Net cash provided by investing activities	—	2,458
Cash flows from financing activities:
Payment of offering expenses related to the PIPE offering	(28)	—
Proceeds received from exercise of warrants	—	520
Payment of offering expenses related to the secondary offering	—	(235)
Net cash (used in) provided by financing activities	(28)	285

Net change in cash, cash equivalents and restricted cash	(472)	(914)
Cash, cash equivalents and restricted cash at beginning of period	29,375	14,910
Cash, cash equivalents and restricted cash at end of period	$28,903	$13,996

Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$—	$702

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 for the Company are not necessarily indicative of the results expected for the full year.

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

(d) Common Stock Warrants and Warrant Liability
The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company classifies warrant liabilities on the consolidated balance sheet based on the warrants' terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. See Note 6 - Fair Value Measurements for a description of these assumptions.

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

(f)  Marketable Securities

Unrealized gains and losses are reported as accumulated other comprehensive (loss) income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income, net, at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest on available-for-sale securities is included in interest and other income, net.

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

(i) Recently Issued Accounting Pronouncements

Adopted

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 during the quarter ended March 31, 2018. The adoption of this standard did not have an impact on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 provides for retrospective application for all periods presented. The Company adopted ASU 2016-15 during the quarter ended March 31, 2018. The adoption of this standard did not have an impact on the Company's financial statements.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows: Restricted Cash", which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company retrospectively adopted ASU 2016-18 during the quarter ended March 31, 2018 by including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Not Yet Adopted

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

The Company had cash and cash equivalents of $28.4 million and marketable securities of $3.0 million as of March 31, 2018.

The Company's existing cash and cash equivalents and marketable securities as of March 31, 2018 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. In addition, as of March 31, 2018, the Company had $1.7 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. The corresponding prepayments balance as of December 31, 2017 was $2.2 million.

On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of March 31, 2018, the Company had sold 1,025,793 shares of its common stock for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, management believes that the Company's existing cash and cash equivalents and marketable securities as of March 31, 2018 may not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company continues to pursue potential sources of funding, including equity financing.

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

(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities were as follows at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
US Government bonds	2,999	(5)	2,994	3,000	(4)	2,996
Total	2,999	(5)	2,994	3,000	(4)	2,996

Maturities of marketable securities classified as available-for-sale were as follows at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	2,999	2,994	3,000	2,996
Total	2,999	2,994	3,000	2,996

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants are classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2018, 13,981,004 of these warrants were outstanding.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2018, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2018, all of these warrants were outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	$32,325
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(7,050)
Warrants outstanding as of March 31, 2018	19,449,834	15,041,004	$25,275
The following table summarizes warrant activity for the three months ended March 31, 2017 (fair value amount in thousands):

	Liability Classified
	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2016	17,142,858	$5,215
Exercises	(648,586)	(702)
Additions	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	14,387
Warrants outstanding as of March 31, 2017	16,494,272	$18,900

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

The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$2,994	$—	$2,994
Common stock warrant liability	—	—	25,275	25,275

 The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$2,996	$—	$2,996
Common stock warrant liabilities	—	—	32,325	32,325

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
The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Valuation assumptions:
Risk-free interest rate	2.44%	2.08%
Expected volatility	98.97%	96.24%
Expected term (in years)	3.7	4.0
Dividend yield	—%	—%

(7) Stock-Based Compensation

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of March 31, 2018, the Company had additional 3,373,968 shares available for grant.

As of March 31, 2018, there was approximately $2.9 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.7 years.

No tax benefit was recognized during the three months ended March 31, 2018 and 2017 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the three months ended March 31, 2018 was $1.55. There were no options issued during the three months ended March 31, 2017. The following are the weighted average assumptions used in estimating the fair values of options issued during the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Valuation assumptions:
Risk-free rate	2.43%
Expected volatility	90.82%
Expected term (years)	6.1
Dividend yield	—

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2018 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	3,269,883	$0.49	-	13.28	$3.04	8.4
Granted	1,202,000	2.03	-	2.20	2.05
Forfeited	(5,225)	0.49	-	4.12	1.57
Options outstanding as of March 31, 2018	4,466,658	$0.49	-	13.28	$2.77	8.6
Options vested and exercisable as of March 31, 2018	1,189,355	$0.49	-	13.28	$5.79	7.6

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2018 was $0.9 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2018 were in relation to 2017 incentives for employees or director compensation and vest in full less than one year from the grant date.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2018 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2017	328,530	$1.42	$0.5	0.2
Granted	180,543	2.03	0.4
Vested	(208,337)	(1.38)	(0.3)
Restricted stock outstanding as of March 31, 2018	300,736	$1.81	$0.6	0.2

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the three months ended March 31, 2018, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	72,209	$7.77	-	17.92	$9.21	4.0
Forfeited	—	—	-	—	—	—
Options outstanding as of March 31, 2018	72,209	$7.77	-	17.92	$9.21	3.8
Options vested and exercisable as of March 31, 2018	72,209	$7.77	-	17.92	$9.21	3.8

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2018 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$198	$291
General and administrative	518	438
Total expense	$716	$729

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2018, the effective tax rate for each of the three months ended March 31, 2018 and 2017 was 0.0% which was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2018 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

In February 2018, the Company has sold $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the three months ended March 31, 2018 and, subject to state approval, plans to sell additional NOLs and credits under the same program in 2018 as well.

As of March 31, 2018, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Earnings (Loss) Per Share

	Three months ended March 31,
	2018	2017
Net income (loss)	$4,096	$(19,143)
Weighted-average shares:
Basic	57,059,686	31,934,253
Effect of dilutive securities:
Warrants	15,041,004	—
Diluted	72,100,690	31,934,253
Net income (loss) per share:
Basic	$0.07	$(0.60)
Diluted	$(0.04)	$(0.60)

For the three months ended March 31, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 23.9 million which included 4.2 million options to purchase shares, 0.3 million restricted shares and 19.4 million warrants to purchase shares. As of March 31, 2017, the Company had 20.2 million which included 3.3 million options to purchase shares, 0.4 million restricted shares and 16.5 million warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

(10) Commitments and Contingencies

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In February 2016, we announced positive data from the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which was Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data indicates a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg of ideal body weight/hour dose for an average of greater than 12 hours per day and were on long-term oxygen therapy, or LTOT. After reaching an agreement with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, on our Phase 3 protocol, we are moving forward with a Phase 3 clinical trial and related development. In September 2015, the FDA completed a Special Protocol Assessment, or SPA, for our Phase 3 PAH program for INOpulse, and agreed with our proposed clinical protocol, which included two confirmatory clinical trials. The first of the two Phase 3 trials, or INOvation-1, was initiated in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all of our proposed modifications to our Phase 3 program. Under the modified Phase 3 program, the ongoing INOvation-1 trial, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 study, may serve as the two adequate and well-controlled clinical trials usually required to support a New Drug Application, or NDA, for INOpulse in PAH patients on LTOT assuming that the associated endpoints are met. Both clinical trials include an interim analysis approximately halfway through each trial to assess for efficacy and futility. The interim analysis for the INOvation-1 trial also includes a potential sample size reassessment. In January 2018, we announced that our INOvation-1 trial enrollment exceeded 100 patients, representing more than half of the anticipated enrollment.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. We received results from this trial, and completed further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” In September 2017, we disclosed results of our Phase 2 PH-COPD study that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The results showed a statistically significant and clinically meaningful increase in six-minute walk distance, or 6MWD, and a statistically significant and clinically meaningful decrease in systolic pulmonary arterial pressure, or sPAP. The therapy was well tolerated with no related safety concerns.

We have begun our clinical program in interstitial lung disease, based on feedback from the medical community and the large unmet medical need. During May 2017, we announced completion of our Phase 2 trial using INOpulse therapy to treat pulmonary hypertension, or PH, associated with idiopathic pulmonary fibrosis, or PH-IPF. The data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The study met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial also showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure, or sPAP, with acute exposure to iNO. An assessment of the chronic effects of iNO on exercise capacity showed an average 75 meter improvement in 6MWD and consistent improvement of approximately 80% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and effective dose. During August 2017, we announced FDA acceptance of our investigational new drug application, or IND for our Phase 2b clinical trial, iNO-PF, using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial.

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
Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including to potentially advance INOpulse for PH-ILD, and seek to identify additional early-stage product candidates.
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

INOpulse for PH-COPD
We completed and received results from a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2a clinical trial of INOpulse for PH-COPD in July 2014. During September 2017, we shared results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached agreement with the FDA on all key aspects of our planned Phase 2b study of INOpulse for treatment of PH-COPD.

INOpulse for PH-ILD
We initiated our clinical program in PH associated with interstitial lung disease, or PH-ILD, in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF. After reaching agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD.

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

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flex, to manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PAH, PH-ILD and PH-COPD.
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

 Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PAH	$2,257	$1,168	$1,089	93%
BCM	6	26	(20)	(77)%
PH-ILD and PH-COPD	501	29	472	1,628%
Drug and delivery system costs	1,800	473	1,327	281%
Clinical programs	4,564	1,696	2,868	169%
Research and development infrastructure	1,493	1,355	138	10%
INOpulse engineering	323	286	37	13%
Total research and development expenses	6,380	3,337	3,043	91%
General and administrative expenses	2,112	1,446	666	46%
Total operating expenses	8,492	4,783	3,709	78%
Loss from operations	(8,492)	(4,783)	(3,709)	78%
Change in fair value of common stock warrant liability	7,050	(14,387)	21,437	(149)%
Interest and other income, net	99	27	72	267%
Pre-tax loss	(1,343)	(19,143)	17,800	(93)%
Income tax benefit	$5,439	$—	5,439	n.a.
Net income (loss)	$4,096	$(19,143)	$23,239	(121)%

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2018 were $8.5 million compared to $4.8 million for the three months ended March 31, 2017, an increase of $3.7 million, or 78%. This increase was primarily due to increased research and development expenses pertaining to our drug and delivery system costs and to our PAH and PH-ILD clinical trials.

Research and Development Expenses.  Total research and development expenses for the three months ended March 31, 2018 were $6.4 million compared to $3.3 million for the three months ended March 31, 2017, an increase of $3.0 million, or 91%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $2.3 million for the three months ended March 31, 2018, compared to $1.2 million for the three months ended March 31, 2017, an increase of $1.1 million, or 93%. The increase was primarily driven by increased spending on the PAH Phase 3 trial.

• PH-ILD and PH-COPD expenses for the three months ended March 31, 2018 were $0.5 million. The expenses for the three months ended March 31, 2017 were de minimis. The increase was primarily due to clinical supplies and start up fees associated with these programs.

•Drug and delivery system costs were $1.8 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017, an increase of $1.3 million, or 281%. The increase was driven by the utilization of additional cartridges for the PAH Phase 3 and our PH-ILD Phase 2b trials.

     General and Administrative Expenses.  General and administrative expenses were $2.1 million for the three months ended March 31, 2018, compared to $1.4 million for the three months ended March 31, 2017, an increase of $0.7 million, or 46%. The increase was primarily due to commercial, intellectual property and financial consulting cost and stock based compensation expenses.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2018 was $5.4 million, compared to zero for the three months ended March 31, 2017. The benefit in the first quarter of 2018 was from to the sale of $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended March 31, 2018 was a gain of $7.1 million, compared to a loss of $(14.4) million for the three months ended March 31, 2017. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and the timing of the warrants' issuance.

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
We had cash and cash equivalents of $28.4 million and marketable securities of $3.0 million as of March 31, 2018. Our existing cash and cash equivalents and marketable securities as of March 31, 2018 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. As of March 31, 2018, we had $1.7 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2017 was $2.2 million.

On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units. As of March 31, 2018, the Company had sold 1,025,793 shares of its common stock for gross and net proceeds of $2.2 million and $2.1 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, we believe that our existing cash and cash equivalents and marketable securities as of March 31, 2018 may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resources including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Operating activities	$(444)	$(3,657)
Investing activities	—	2,458
Financing activities	(28)	285
Net change in cash, cash equivalents and restricted cash	$(472)	$(914)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $0.4 million, compared to $3.7 million for the three months ended March 31, 2017, a decrease of $3.3 million, or 88%. The decrease in cash used in operating activities was primarily due to the net proceeds received from selling the New Jersey state NOLs and R&D tax credits of $5.3 million partially offset by increased cost for our PAH Phase 3 and PH-ILD Phase 2-b clinical trials.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2018 was zero compared to $2.5 million for the three months ended March 31, 2017 due to proceeds from the sale of marketable securities in the first quarter of 2017.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $28.4 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $3.0 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
We are currently not a party to any material legal proceedings.

Item 1A.   Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

BELLEROPHON THERAPEUTICS, INC.

Date: May 10, 2018	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
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