Form 10-K/A
period 2017-12-31
Bellerophon Therapeutics, Inc.
filed 2018-05-17
CIK 1600132

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Bellerophon Therapeutics, Inc. (the “Company”) for the year ended December 31, 2017, originally filed on March 15, 2018 (the “Original Filing”). The Company is filing the Amendment solely to provide an amended report of its independent registered public accounting firm that includes a statement inadvertently omitted by KPMG LLP from the previously filed version that confirms the Company's independent registered accounting firm did not audit the Company's internal control over financial reporting.
In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.
This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.
Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

PART II

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. (formerly Bellerophon Therapeutics LLC) and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’/members’ equity (deficiency in assets), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’/Members' Equity (Deficiency in Assets)
 (Amounts in thousands except unit/share and per share data)

	Membership Units		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficiency in Assets)
	Units	Amount	Shares	Amount
Balance at December 31, 2014	7,905,325	$77,156	—	$—	$—	$—	$(54,219)	$22,937
Net loss	—	—	—	—	—	—	(46,459)	(46,459)
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)
Sale of membership units	67	1	—	—	—	—	—	1
Conversion of membership units into common stock in connection with conversion of LLC into a C-Corp.	(7,905,392)	(77,157)	7,905,392	79	77,078	—	—	—
Sale of common stock in initial public offering ($12.00 per share), net of offering expenses of $8,085	—	—	5,000,000	50	51,865	—	—	51,915
Common stock issued to Global Corporate Finance	—	—	8,000	—	24	—	—	24
Exercise of options	—	—	126,499	1	185	—	—	186
Stock-based compensation	—	—	90,909	1	1,750	—	—	1,751
Balance at December 31, 2015	—	$—	13,130,800	$131	$130,902	$(19)	$(100,678)	$30,336
Net loss	—	—	—	—	—	—	(23,814)	(23,814)
Other comprehensive income	—	—	—	—	—	19	—	19
Sale of common stock in ATM offering, net of offering expenses of $134	—	—	1,025,793	10	2,099	—	—	2,109
Sale of common stock in Secondary Offering, net of offering expenses of $662	—	—	17,142,858	172	6,540	—	—	6,712
Stock-based compensation	—	—	403,173	4	2,626	—	—	2,630
Balance at December 31, 2016	—	$—	31,702,624	$317	$142,167	$—	$(124,492)	$17,992
Net loss	—	—	—	—	—	—	(54,818)	(54,818)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Sale of common stock and warrants in PIPE Offering, net of offering expenses of $677	—	—	19,449,834	194	22,565	—	—	22,759
Sale of common stock in Direct Offering, net of offering expenses of $187	—	—	2,000,000	20	1,675	—	—	1,695
Warrant exercises - shares do not include 289,269 shares paid for but not issued at December 31, 2017	—	—	2,872,585	29	6,912	—	—	6,941
Stock-based compensation	—	—	874,310	9	2,832	—	—	2,841
Balance at December 31, 2017	—	$—	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)

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

The Company had cash and cash equivalents of $28.8 million and marketable securities of $3.0 million as of December 31, 2017.

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

Restricted Stock

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2017, 2016 and 2015 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares		Weighted Average Fair Value	Aggregate Grant Date Fair Value(in millions)		Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2014	—	—	—	$—		—
Granted	90,909		3.86	0.4	.
Vested	(13,116)		(3.08)	(0.1)
Restricted stock outstanding as of December 31, 2015	77,793		3.99	$0.3		0.7
Granted	519,871		2.40	1.2
Vested	(417,817)		(2.75)	(1.2)
Forfeited	(24,001)		(3.69)	(0.1)
Restricted stock outstanding as of December 31, 2016	155,846		2.05	$0.3		0.0
Granted	873,310		1.45	1.3
Vested	(700,626)		(1.60)	(1.1)
Restricted stock outstanding as of December 31, 2017	328,530		1.42	$0.5		0.2

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23.1	Consent of KPMG LLP independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2018

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.