Form 10-Q
period 2018-06-30
Bellerophon Therapeutics, Inc.
filed 2018-08-01
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2018:  57,798,637

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,403	$28,823
Restricted cash	404	402
Marketable securities	2,496	2,996
Prepaid expenses and other current assets	2,491	3,359
Total current assets	28,794	35,580
Restricted cash, non-current	150	150
Other non-current assets	26	54
Property and equipment, net	845	1,026
Total assets	$29,815	$36,810
Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Accounts payable	$4,056	$3,853
Accrued research and development	4,078	1,785
Accrued expenses	905	1,441
Total current liabilities	9,039	7,079
Common stock warrant liability	28,551	32,325
Total liabilities	37,590	39,404
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized, 57,765,304 and 56,899,353 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, 289,269 shares paid for and to be issued at December 31, 2017	578	569
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	178,335	176,151
Accumulated other comprehensive loss	(3)	(4)
Accumulated deficit	(186,685)	(179,310)
Total stockholders’ equity (deficiency in assets)	(7,775)	(2,594)
Total liabilities and stockholders’ equity (deficiency in assets)	$29,815	$36,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,815	$4,689	$12,195	$8,026
General and administrative	2,058	1,634	4,170	3,080
Total operating expenses	7,873	6,323	16,365	11,106
Loss from operations	(7,873)	(6,323)	(16,365)	(11,106)
Change in fair value of common stock warrant liability	(3,689)	2,367	3,361	(12,020)
Interest and other income, net	91	26	190	53
Pre-tax loss	(11,471)	(3,930)	(12,814)	(23,073)
Income tax benefit	—	—	5,439	—
Net loss	$(11,471)	$(3,930)	$(7,375)	$(23,073)
Weighted average shares outstanding:
Basic	57,229,459	33,558,669	57,145,041	32,750,949
Diluted	57,229,459	40,491,044	66,289,414	32,750,949
Net loss per share:
Basic	$(0.20)	$(0.12)	$(0.13)	$(0.70)
Diluted	$(0.20)	$(0.15)	$(0.16)	$(0.70)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(11,471)	$(3,930)	$(7,375)	$(23,073)
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	2	—	1	—
Total other comprehensive income	2	—	1	—
Comprehensive loss	$(11,469)	$(3,930)	$(7,374)	$(23,073)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net loss	—	—	—	—	(7,375)	(7,375)
Other comprehensive income	—	—	—	1	—	1
Warrant exercises	495,760	5	573	—	—	578
Exercise of stock options	5,875	—	4			4
Stock-based compensation	364,316	4	1,607	—	—	1,611
June 30, 2018	57,765,304	$578	$178,335	$(3)	$(186,685)	$(7,775)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,375)	$(23,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrant liability	(3,361)	12,020
Accretion and amortization of discounts and premiums on marketable securities, net	(1)	—
Stock based compensation	1,611	1,378
Depreciation	181	192
Issuance costs attributable to common stock warrant liability	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	868	969
Other non-current assets	28	1,029
Accounts payable, accrued research and development, and accrued expenses	1,988	(796)
Net cash used in operating activities	(6,061)	(8,170)
Cash flows from investing activities:
Purchase of marketable securities	—	(1,980)
Proceeds from sale of marketable securities	502	3,650
Net cash provided by investing activities	502	1,670
Cash flows from financing activities:
Payment of offering expenses related to the PIPE offering	(28)	—
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	—	2,730
Proceeds received from exercise of warrants	165	520
Proceeds received from exercise of stock options	4	—
Payment of offering expenses related to the secondary offering	—	(235)
Net cash provided by financing activities	141	3,015

Net change in cash, cash equivalents and restricted cash	(5,418)	(3,485)
Cash, cash equivalents and restricted cash at beginning of period	29,375	14,910
Cash, cash equivalents and restricted cash at end of period	$23,957	$11,425

Non-cash financing activities:
Unpaid expenses related to Direct Offering	$—	$28
Conversion of warrant liability to common stock upon exercise of warrants	$413	$702

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 for the Company are not necessarily indicative of the results expected for the full year.

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

(c) Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with applicable accounting guidance which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company recognizes stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense, less estimated forfeitures, is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest.  The Company determines the fair value of stock options issued using a Black-Scholes-Merton option pricing model. Certain assumptions used in the model include expected volatility, dividend yield, risk-free interest rate, estimated forfeitures and expected term. For restricted stock, the fair value is the closing market price per share on the grant date. See Note 7 - Stock-Based Compensation for a description of these assumptions.

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

The Company had cash and cash equivalents of $23.4 million and marketable securities of $2.5 million as of June 30, 2018.

The Company's existing cash and cash equivalents and marketable securities as of June 30, 2018 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH associated with Interstitial Lung Disease, or PH-ILD. In addition, as of June 30, 2018, the Company had $1.2 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. The corresponding prepayments balance as of December 31, 2017 was $2.2 million.

On May 5, 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration allowed the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units.

On May 9, 2017, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, under the shelf registration statement, with a single institutional investor for the sale of 2,000,000 shares of its common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued to the placement agent of the Direct Offering warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of the Direct Offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

As of June 30, 2018, the Company had sold 3,025,793 shares of its common stock for gross and net proceeds of $5.2 million and $4.8 million, respectively, under the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.

The shelf registration statement that was filed in May 2016 was replaced by a new shelf registration statement with the SEC on Form S-3 which became effective on July 6, 2018. The new shelf registration statement allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of the Company's common stock, preferred stock, debt securities, warrants and rights, either individually or in units.
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, management believes that the Company's existing cash and cash equivalents and marketable securities as of June 30, 2018 may not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company continues to pursue potential sources of funding, including equity financing.

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

(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities were as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
US Government bonds	2,499	(3)	2,496	3,000	(4)	2,996
Total	2,499	(3)	2,496	3,000	(4)	2,996

Maturities of marketable securities classified as available-for-sale were as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	2,499	2,496	3,000	2,996
Total	2,499	2,496	3,000	2,996

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants are classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2018, 13,774,513 of these warrants were outstanding.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2018, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of June 30, 2018, all of these warrants were outstanding.

The following table summarizes warrant activity for the six months ended June 30, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	32,325
Exercises	—	(206,491)	(413)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(3,361)
Warrants outstanding as of June 30, 2018	19,449,834	14,834,513	$28,551

The following table summarizes warrant activity for the six months ended June 30, 2017 (fair value amount in thousands):

	Liability Classified
	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2016	17,142,858	$5,215
Exercises	(648,586)	(702)
Additions	1,060,000	1,118
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	12,020
Warrants outstanding as of June 30, 2017	17,554,272	$17,651
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

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$2,496	$—	$2,496
Common stock warrant liability	—	—	28,551	28,551

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

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Valuation assumptions:
Risk-free interest rate	2.64%	2.08%
Expected volatility	89.09%	96.24%
Expected term (in years)	3.5	4.0
Dividend yield	—%	—%

(7) Stock-Based Compensation

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant options. Following the effectiveness of the Company's registration statement filed in connection with its IPO, no options may be granted under the 2014 plan. The awards granted under the 2014 Plan generally have a vesting period of four years, of which 25% of the awards vest on the second anniversary of the grant, 25% vest on the thirds anniversary and the remaining 50% vest on the fourth anniversary of the grant date.

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of June 30, 2018, the Company had 2,922,750 shares available for grant under the 2015 plan.

As of June 30, 2018, there was approximately $3.0 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.5 years.

No tax benefit was recognized during the three and six months ended June 30, 2018 and 2017 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the six months ended June 30, 2018 and 2017 were $1.55 and $1.03, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Valuation assumptions:
Risk-free rate	2.50%	1.94%
Expected volatility	89.13%	88.57%
Expected term (years)	6.0	6.2
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2018 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	3,269,883	$0.49	-	13.28	$3.04	8.4
Granted	1,508,228	2.03	-	2.29	2.09
Exercised	(5,875)	0.49	-	1.94	0.52
Expired	(7,983)	13.28			13.28
Forfeited	(36,025)	0.49	-	4.12	1.80
Options outstanding as of June 30, 2018	4,728,228	$0.49	-	13.28	$2.73	8.5
Options vested and exercisable as of June 30, 2018	1,304,146	$0.49	-	13.28	$6.27	7.3

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2018 was $1.1 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the six months ended June 30, 2018 were in relation to 2017 incentives for employees or director compensation and vest in full less than one year from the grant date.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2018 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2017	328,530	$1.42	$0.5	0.2
Granted	364,316	2.23	0.8
Vested	(608,083)	(1.70)	(1.0)
Restricted stock outstanding as of June 30, 2018	84,763	$2.92	$0.2	0.5

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the six months ended June 30, 2018, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	72,209	$7.77	-	17.92	$9.21	4.0
Forfeited	(2,590)	11.65			11.65	—
Options outstanding as of June 30, 2018	69,619	$7.77	-	17.92	$9.12	3.7
Options vested and exercisable as of June 30, 2018	69,619	$7.77	-	17.92	$9.12	3.7

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2018 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$184	$182	$382	$473
General and administrative	712	467	1,229	905
Total expense	$896	$649	$1,611	$1,378

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2018, the effective tax rate for each of the three and six months ended June 30, 2018 and 2017 was 0.0% which was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In February 2018, the Company has sold $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the six months ended June 30, 2018 and, subject to state approval, plans to sell additional NOLs and credits under the same program in 2018 as well.

As of June 30, 2018, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Loss Per Share

	Three months ended June 30, 2017		Six months ended June 30, 2018
	2018	2017	2018	2017
Net loss	$(11,471)	$(3,930)	$(7,375)	$(23,073)
Weighted-average shares:
Basic	57,229,459	33,558,669	57,145,041	32,750,949
Effect of dilutive securities:
Warrants	—	6,932,375	9,144,373	—
Diluted	57,229,459	40,491,044	66,289,414	32,750,949
Net loss per share:
Basic	$(0.20)	$(0.12)	$(0.13)	$(0.70)
Diluted	$(0.20)	$(0.15)	$(0.16)	$(0.70)

For the six months ended June 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 30.0 million which included 4.7 million options to purchase shares, 0.1 million restricted shares and 25.1 million warrants to purchase shares.

For the six months ended June 30, 2017, the Company had 3.3 million options to purchase shares, 0.7 million restricted shares and 17.6 million warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

For the three months ended June 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 39.1 million which included 4.7 million options to purchase shares, 0.1 million restricted shares and 34.3 million warrants to purchase shares

For the three months ended June 30, 2017, the Company had 3.3 million options to purchase shares, 0.7 million restricted shares and 10.6 million warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

Diluted loss per share and diluted weighted average shares outstanding for the three months ended June 30, 2017 have changed compared to amounts previously presented to reflect an immaterial correction of the impact of the change in fair value of common stock warrant liability on in-the-money warrants.

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

(11) Subsequent Event

On July 30, 2018, the Company filed a certificate of amendment, or the Certificate of Amendment, to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 200,000,000 shares.

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

BCM
In December 2011, we initiated a clinical trial of BCM and completed enrollment in December 2014. Top-line results from the clinical trial, announced in July 2015. In July 2018 we informed BioLineRx Ltd., from whom we in-licensed the BCM technology, on our decision to discontinue further development and terminate the License and Commercialization Agreement.

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

 Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PAH	$2,120	$1,557	$563	36%
BCM	10	13	(3)	(23)%
PH-ILD and PH-COPD	393	8	385	4,813%
Drug and delivery system costs	1,648	1,679	(31)	(2)%
Clinical programs	4,171	3,257	914	28%
Research and development infrastructure	1,328	1,179	149	13%
INOpulse engineering	316	253	63	25%
Total research and development expenses	5,815	4,689	1,126	24%
General and administrative expenses	2,058	1,634	424	26%
Total operating expenses	7,873	6,323	1,550	25%
Loss from operations	(7,873)	(6,323)	(1,550)	25%
Change in fair value of common stock warrant liability	(3,689)	2,367	(6,056)	(256)%
Interest and other income, net	91	26	65	250%
Net loss	$(11,471)	$(3,930)	$(7,541)	192%

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2018 were $7.9 million compared to $6.3 million for the three months ended June 30, 2017, an increase of $1.6 million, or 25%. This increase was primarily due to increased research and development expenses pertaining to our drug and delivery system costs and to our PAH and PH-ILD clinical trials.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2018 were $5.8 million compared to $4.7 million for the three months ended June 30, 2017, an increase of $1.1 million, or 24%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $2.1 million for the three months ended June 30, 2018, compared to $1.6 million for the three months ended June 30, 2017, an increase of $0.6 million, or 36%. The increase was primarily driven by increased spending on our PAH Phase 3 trial.

• PH-ILD and PH-COPD expenses for the three months ended June 30, 2018 were $0.4 million. The expenses for the three months ended June 30, 2017 were de minimis. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•Drug and delivery system costs were $1.6 million for the three months ended June 30, 2018, compared to $1.7 million for the three months ended June 30, 2017. Drug and delivery system costs are recorded at the time of procurement from our suppliers and the decrease in expenses was de minimis.

General and Administrative Expenses.  General and administrative expenses were $2.1 million for the three months ended June 30, 2018, compared to $1.6 million for the three months ended June 30, 2017, an increase of $0.4 million, or 26%. The increase was primarily due to commercial, intellectual property and financial consulting expenses and stock based compensation expenses.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended June 30, 2018 was an expense of $(3.7) million, compared to an income of $2.4 million for the three months ended June 30, 2017. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and the timing of the warrants' issuance.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PAH	$4,377	$2,725	$1,652	61%
BCM	16	39	(23)	(59)%
PH-ILD and PH-COPD	894	37	857	2,316%
Drug and delivery system costs	3,448	2,152	1,296	60%
Clinical programs	8,735	4,953	3,782	76%
Research and development infrastructure	2,821	2,534	287	11%
INOpulse engineering	639	539	100	19%
Total research and development expenses	12,195	8,026	4,169	52%
General and administrative expenses	4,170	3,080	1,090	35%
Total operating expenses	16,365	11,106	5,259	47%
Loss from operations	(16,365)	(11,106)	(5,259)	47%
Change in fair value of common stock warrant liability	3,361	(12,020)	15,381	(128)%
Interest and other income, net	190	53	137	258%
Pre-tax loss	(12,814)	(23,073)	10,259	(44)%
Income tax benefit	$5,439	$—	5,439	n.a.
Net loss	$(7,375)	$(23,073)	$15,698	(68)%

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2018 were $16.4 million compared to $11.1 million for the six months ended June 30, 2017, an increase of $5.3 million, or 47%. This increase was primarily due to increased research and development expenses pertaining to our drug and delivery system expenses and to our PAH and PH-ILD clinical trials.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2018 were $12.2 million compared to $8.0 million for the six months ended June 30, 2017, an increase of $4.2 million, or 52%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $4.4 million for the six months ended June 30, 2018, compared to $2.7 million for the six months ended June 30, 2017, an increase of $1.7 million, or 61%. The increase was primarily driven by increased activity in the PAH Phase 3 trial.

• PH-ILD and PH-COPD expenses for the six months ended June 30, 2018 were $0.9 million. The expenses for the six months ended June 30, 2017 were de minimis. The increase was primarily due to start up fees associated with these programs and due to increased spending on the PH-ILD Phase 2b trial.

•Drug and delivery system costs were $3.4 million for the six months ended June 30, 2018, compared to $2.2 million for the six months ended June 30, 2017, an increase of $1.3 million, or 60%. The increase was driven by the utilization of additional cartridges for the PAH Phase 3 and our PH-ILD Phase 2b trials.

     General and Administrative Expenses.  General and administrative expenses were $4.2 million for the six months ended June 30, 2018, compared to $3.1 million for the six months ended June 30, 2017, an increase of $1.1 million, or 35%. The increase was primarily due to commercial, intellectual property and financial consulting expenses and stock based compensation expenses.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2018 was $5.4 million compared to zero for the six months ended June 30, 2017. The benefit in the first half of 2018 was from the sale of $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the six months ended June 30, 2018 was income of $3.4 million, compared to an expense of $(12.0) million for the six months ended June 30, 2017. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and the timing of the warrants' issuance.

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

We had cash and cash equivalents of $23.4 million and marketable securities of $2.5 million as of June 30, 2018. Our existing cash and cash equivalents and marketable securities as of June 30, 2018 will be used primarily to fund the first of two INOpulse for PAH Phase 3 trials, a portion of the second of two INOpulse for PAH Phase 3 trials, and a Phase 2b trial of INOpulse for PH-ILD. As of June 30, 2018, we had $1.2 million prepayments of research and development expenses related to our amended drug supply agreement with Ikaria for the first of the two Phase 3 clinical trials for INOpulse for PAH. The corresponding prepayments balance as of December 31, 2017 was $2.2 million.

On May 5, 2016, we filed a shelf registration statement with the SEC on Form S-3, which as amended became effective on May 23, 2016. The shelf registration allowed us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $30.0 million of any combination of the Company’s common stock, preferred stock, debt securities, warrants, rights, purchase contracts or units, either individually or in units.

On May 9, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, under the shelf registration statement, with a single institutional investor for the sale of 2,000,000 shares of its common stock at a purchase price of $1.50 per share and warrants to purchase up to an aggregate of 1,000,000 shares of its common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $1.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, we issued to the placement agent of the Direct Offering warrants to purchase up to 60,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $1.875 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

As of June 30, 2018, we had sold 3,025,793 shares of our common stock for gross and net proceeds of $5.2 million and $4.8 million, respectively, under our effective shelf registration statement on Form S-3 and the related prospectus supplement dated May 27, 2016 and filed with the SEC on May 27, 2016.

The shelf registration from May 5, 2016 was replaced by a new shelf registration statement on Form S-3 which became effective on July 6, 2018. The new shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, we believe that our existing cash and cash equivalents and marketable securities as of June 30, 2018 may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resources including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017
Operating activities	$(6,059)	$(8,170)
Investing activities	502	1,670
Financing activities	139	3,015
Net change in cash, cash equivalents and restricted cash	$(5,418)	$(3,485)

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $6.1 million, compared to $8.2 million for the six months ended June 30, 2017, a decrease of $2.1 million, or 26%. The decrease in cash used in operating activities was primarily due to the net proceeds received from selling the New Jersey state NOLs and R&D tax credits of $5.3 million partially offset by increased cost for our PAH Phase 3 and PH-ILD Phase 2-b clinical trials.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2018 was $0.5 million compared to $1.7 million for the six months ended June 30, 2017 due to reduced proceeds from the sale of marketable securities partially offset by purchases of marketable securities for the six months ended June 30, 2017.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $0.1 million compared to $3.0 million for the six months ended June 30, 2017 which included the proceeds from the May 2017 Direct Offering and warrant exercises partially offset by the payment of issuance costs related to the 2016 secondary offering.

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

During the six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $23.4 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $2.5 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.         Other Information.

Amendments to the Articles of Incorporation or Bylaws.

On July 30, 2018, we filed a certificate of amendment, or the Certificate of Amendment, to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 200,000,000 shares. The Certificate of Amendment became effective upon filing. The Certificate of Amendment was approved by our stockholders at our annual meeting of stockholders on May 24, 2018. A copy of our Restated Certificate of Incorporation, as amended by the Certificate of Amendment, is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

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

BELLEROPHON THERAPEUTICS, INC.

Date: August 1, 2018	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Bellerophon Therapeutics, Inc., as amended, dated July 30, 2018.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document