Form 10-Q
period 2018-09-30
Bellerophon Therapeutics, Inc.
filed 2018-11-07
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 6, 2018:  58,679,492

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
-

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,552	$28,823
Restricted cash	255	402
Marketable securities	998	2,996
Prepaid expenses and other current assets	1,738	3,359
Total current assets	22,543	35,580
Restricted cash, non-current	300	150
Other non-current assets	44	54
Property and equipment, net	755	1,026
Total assets	$23,642	$36,810
Liabilities and Stockholders’ Equity (Deficiency in Assets)
Current liabilities:
Accounts payable	$4,371	$3,853
Accrued research and development	3,823	1,785
Accrued expenses	880	1,441
Total current liabilities	9,074	7,079
Common stock warrant liability	10,641	32,325
Total liabilities	19,715	39,404
Commitments and contingencies
Stockholders’ equity (deficiency in assets):
Common stock, $0.01 par value per share; 200,000,000 and 125,000,000 shares authorized and 58,679,492 and 56,899,353 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, 289,269 shares paid for and to be issued at December 31, 2017	587	569
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	178,925	176,151
Accumulated other comprehensive loss	(1)	(4)
Accumulated deficit	(175,584)	(179,310)
Total stockholders’ equity (deficiency in assets)	3,927	(2,594)
Total liabilities and stockholders’ equity (deficiency in assets)	$23,642	$36,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,247	$4,438	$17,442	$12,464
General and administrative	1,584	1,746	5,754	4,826
Total operating expenses	6,831	6,184	23,196	17,290
Loss from operations	(6,831)	(6,184)	(23,196)	(17,290)
Change in fair value of common stock warrant liability	17,840	(1,435)	21,201	(13,455)
Interest and other income, net	92	33	282	86
Pre-tax income (loss)	11,101	(7,586)	(1,713)	(30,659)
Income tax benefit	—	—	5,439	—
Net income (loss)	$11,101	$(7,586)	$3,726	$(30,659)
Weighted average shares outstanding:
Basic	57,710,251	34,989,831	57,356,445	33,505,444
Diluted	64,544,504	34,989,831	65,854,903	33,505,444
Net income (loss) per share:
Basic	$0.19	$(0.22)	$0.06	$(0.92)
Diluted	$(0.10)	$(0.22)	$(0.27)	$(0.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$11,101	$(7,586)	$3,726	$(30,659)
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	2	—	3	—
Total other comprehensive income	2	—	3	—
Comprehensive income (loss)	$11,103	$(7,586)	$3,729	$(30,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net income	—	—	—	—	3,726	3,726
Other comprehensive income	—	—	—	3	—	3
Warrant exercises	529,093	5	668	—	—	673
Exercise of stock options	5,875	—	4			4
Stock-based compensation	1,245,171	13	2,102	—	—	2,115
September 30, 2018	58,679,492	$587	$178,925	$(1)	$(175,584)	$3,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

~BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,726	$(30,659)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of common stock warrant liability	(21,201)	13,455
Stock based compensation	2,115	2,134
Depreciation	271	283
Issuance costs attributable to common stock warrant liability	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,621	2,397
Other non-current assets	10	1,432
Accounts payable, accrued research and development, and accrued expenses	2,023	(552)
Net cash used in operating activities	(11,435)	(11,399)
Cash flows from investing activities:
Purchase of marketable securities	—	(2,982)
Proceeds from sale of marketable securities	2,001	5,375
Net cash provided by investing activities	2,001	2,393
Cash flows from financing activities:
Proceeds from sale of Units in PIPE Offering, net of offering expenses	(28)	23,437
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	—	2,730
Proceeds received from exercise of warrants	190	747
Proceeds received from exercise of stock options	4	—
Payment of offering expenses related to the secondary offering	—	(235)
Net cash provided by financing activities	166	26,679

Net change in cash, cash equivalents and restricted cash	(9,268)	17,673
Cash, cash equivalents and restricted cash at beginning of period	29,375	14,910
Cash, cash equivalents and restricted cash at end of period	$20,107	$32,583

Non-cash financing activities:
Unpaid expenses related to offerings	$—	$720
Conversion of warrant liability to common stock upon exercise of warrants	$483	$1,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program is the continued development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse. The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 for the Company are not necessarily indicative of the results expected for the full year.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement", which eliminates, modifies and adds certain disclosure on fair value measurements. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is assessing ASU 2018-03’s impact and will adopt it when effective.

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

The Company had cash and cash equivalents of $19.6 million and marketable securities of $1.0 million as of September 30, 2018.

The Company's existing cash and cash equivalents and marketable securities as of September 30, 2018 will be used primarily to complete the first cohort and partially complete additional cohorts of the Company's ongoing Phase 2b trial of INOpulse for PH associated with Interstitial Lung Disease, or PH-ILD, and to fund the closeout activities, expected to be completed in the fourth quarter of 2018, of the Phase 3 trial for PAH following our discontinuation of the trial based on the Data Monitoring Committee's recommendation in August 2018.

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

Based on such evaluation, management believes that the Company's existing cash and cash equivalents and marketable securities as of September 30, 2018 may not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to access funding in any form is not assured and is likely to be influenced by the results of its ongoing Phase 2b trial of INOpulse for PH-ILD and our other ongoing and planned clinical trials.

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

(4) Marketable Securities

The Company considers all of its investments to be available-for-sale. Marketable securities were as follows at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
US Government bonds	$999	$(1)	$998	$3,000	$(4)	$2,996
Total	$999	$(1)	$998	$3,000	$(4)	$2,996

Maturities of marketable securities classified as available-for-sale were as follows at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$999	$998	$3,000	$2,996
Total	$999	$998	$3,000	$2,996

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants are classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2018, warrants to purchase 13,741,180 shares were outstanding.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2018, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2018, all of these warrants were outstanding.

The following table summarizes warrant activity for the nine months ended September 30, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	$32,325
Exercises	—	(239,824)	(483)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(21,201)
Warrants outstanding as of September 30, 2018	19,449,834	14,801,180	$10,641

The following table summarizes warrant activity for the nine months ended September 30, 2017 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2016	—	17,142,858	$5,215
Exercises	—	(934,300)	(1,005)
Additions	19,449,834	1,060,000	1,119
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	13,455
Warrants outstanding as of September 30, 2017	19,449,834	17,268,558	$18,784
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

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$998	$—	$998
Common stock warrant liability	—	—	10,641	10,641

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
The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Valuation assumptions:
Risk-free interest rate	2.87%	2.08%
Expected volatility	93.50%	96.24%
Expected term (in years)	3.2	4.0
Dividend yield	—%	—%

(7) Stock-Based Compensation

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant options. Following the effectiveness of the Company's registration statement filed in connection with its IPO, no options may be granted under the 2014 plan. The awards granted under the 2014 Plan generally have a vesting period of between one to four years.

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of September 30, 2018, the Company had 2,051,395 shares available for grant under the 2015 plan.

As of September 30, 2018, there was approximately $3.4 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.9 years.

No tax benefit was recognized during the three and nine months ended September 30, 2018 and 2017 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the nine months ended September 30, 2018 and 2017 were $1.55 and $0.84, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Valuation assumptions:
Risk-free rate	2.50%	1.98%
Expected volatility	89.13%	90.98%
Expected term (years)	5.98	6.0
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2018 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	3,269,883	$0.49	-	13.28	$3.04	8.4
Granted	1,508,228	2.03	-	2.92	2.09
Exercised	(5,875)	0.49	-	1.94	0.52
Expired	(7,983)	13.28			13.28
Forfeited	(45,525)	0.49	-	4.12	2.20
Options outstanding as of September 30, 2018	4,718,728	$0.49	-	13.28	$2.73	8.2
Options vested and exercisable as of September 30, 2018	1,324,010	$0.49	-	13.28	$6.17	7.1

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2018 was $1.1 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the nine months ended September 30, 2018 were in relation to 2017 and 2018 incentives for employees or director compensation and vest in full less than one year from the grant date.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2018 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2017	328,530	$1.42	$0.5	0.2
Granted	1,245,171	1.41	1.8
Vested	(608,083)	(1.70)	(1.0)
Restricted stock outstanding as of September 30, 2018	965,618	$1.23	$1.2	0.6

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the nine months ended September 30, 2018, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2017	72,209	$7.77	-	17.92	$9.21	4.0
Forfeited	(2,590)	11.65			11.65	—
Options outstanding as of September 30, 2018	69,619	$7.77	-	17.92	$9.12	3.4
Options vested and exercisable as of September 30, 2018	69,619	$7.77	-	17.92	$9.12	3.4

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2018 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$87	$188	$469	$661
General and administrative	416	568	1,646	1,473
Total expense	$503	$756	$2,115	$2,134

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2018, the effective tax rate for each of the three and nine months ended September 30, 2018 and 2017 was 0.0% which was lower than the federal statutory rates primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In February 2018, the Company has sold $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the nine months ended September 30, 2018 and, subject to state approval, plans to sell additional NOLs and credits under the same program in 2018 as well.

As of September 30, 2018, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$11,101	$(7,586)	$3,726	$(30,659)
Weighted-average shares:
Basic	57,710,251	34,989,831	57,356,445	33,505,444
Effect of dilutive securities:
Warrants	6,834,253	—	8,498,458	—
Diluted	64,544,504	34,989,831	65,854,903	33,505,444
Net income (loss) per share:
Basic	$0.19	$(0.22)	$0.06	$(0.92)
Diluted	$(0.10)	$(0.22)	$(0.27)	$(0.92)

For the nine months ended September 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 31.6 million which included 4.8 million options to purchase shares, 1.0 million restricted shares and 25.8 million warrants to purchase shares.

For the three months ended September 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 33.2 million which included 4.8 million options to purchase shares, 1.0 million restricted shares and 27.4 million warrants to purchase shares.

As of September 30, 2017, the Company had 3.3 million options to purchase shares, 0.7 million restricted shares and 36.7 million warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net income (loss), adjusted to reflect the impact of dilutive warrants, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

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

Overview

Business

 We are a clinical-stage therapeutics company focused on developing innovative products at the intersection of drugs and devices that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

We began our clinical program in interstitial lung disease in 2016, based on feedback from the medical community and the large unmet medical need. During May 2017, we announced completion of our Phase 2 trial using INOpulse therapy to treat PH associated with idiopathic pulmonary fibrosis, or PH-IPF. The data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The study met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial also showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure, or sPAP, with acute exposure to iNO. An assessment of the chronic effects of iNO on exercise capacity showed an average 75 meter improvement in six-minute walk distance, or 6MWD, and consistent improvement of approximately 75 meter% in composite endpoints of 6MWD and oxygen saturation with four weeks of treatment. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and effective dose. During August 2017, we announced FDA acceptance of our investigational new drug application, or IND, for our Phase 2b clinical trial, iNO-PF, using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period. We expect to report top-line results for cohort 1 of this Phase 2b trial during the first quarter of 2019.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. We received results from this trial, and completed further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” In September 2017, we disclosed results of our Phase 2 PH-COPD study that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The results showed a statistically significant and clinically meaningful increase in 6MWD, and a statistically significant and clinically meaningful decrease in sPAP. The therapy was well tolerated with no related safety concerns. In May 2018, we announced that we reached agreement with the FDA on all key aspects of our planned Phase 2b study of INOpulse for treatment of PH-COPD.

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed improvement in pulmonary vascular resistance, cardiac output and NT Pro-BNP (a peptide bio marker for right ventricular function), however, the DMC determined that the overall change in

6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we have discontinued the trial. We are in the process of performing analyses of the cumulative unblinded data from the study. The results also showed that the decline in 6 minute walk distance was improved when subjects were on less background therapies. INOpulse was well tolerated and there were no safety concerns.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including to advance INOpulse for PH-ILD, and seek to identify additional early-stage product candidates.
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

INOpulse for PH-ILD
We initiated our clinical program in PH-ILD in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period.

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

INOpulse for PAH
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014. In February 2016, we performed the final analysis of our Phase 2 long-term extension clinical trial of INOpulse for PAH, which is Part 2 of our Phase 2 clinical trial of INOpulse for PAH. After reaching agreement with the FDA and the EMA on our Phase 3 protocol, we initiated the first of two Phase 3 trials. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the DMC, in August 2018, after half of the planned subjects completed 16-weeks of blinded treatment. The data showed improvement in pulmonary vascular resistance, cardiac output and NT Pro-BNP (a peptide marker for right ventricular function), however, the DMC deemed the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we have discontinued the trial. We are in the process of performing analyses of the cumulative unblinded data from the study. The results also showed that the decline in 6 minute walk distance was improved when subjects were on less background therapies. INOpulse was well tolerated and there were no safety concerns.

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

BCM
In December 2011, we initiated a clinical trial of BCM and completed enrollment in December 2014. Top-line results from the clinical trial, announced in July 2015. In July 2018, we informed BioLineRx Ltd., from whom we in-licensed the

BCM technology, on our decision to discontinue further development and terminate the License and Commercialization Agreement.

Research and Development Infrastructure

We invest in regulatory, quality, clinical development and clinical operations activities, which are expensed as incurred. These activities primarily support our clinical development programs.

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flex, to manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PH-ILD and PH-COPD.

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

 Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PAH	$1,979	$1,608	$371	23%
BCM	10	7	3	43%
PH-ILD and PH-COPD	622	48	574	1,196%
Drug and delivery system costs	1,177	1,271	(94)	(7)%
Clinical programs	3,788	2,934	854	29%
Research and development infrastructure	1,056	1,232	(176)	(14)%
INOpulse engineering	403	272	131	48%
Total research and development expenses	5,247	4,438	809	18%
General and administrative expenses	1,584	1,746	(162)	(9)%
Total operating expenses	6,831	6,184	647	10%
Loss from operations	(6,831)	(6,184)	(647)	10%
Change in fair value of common stock warrant liability	17,840	(1,435)	19,275	(1,343)%
Interest and other income, net	92	33	59	179%
Net loss	$11,101	$(7,586)	$18,687	(246)%

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2018 were $6.8 million compared to $6.2 million for the three months ended September 30, 2017, an increase of $0.6 million, or 10%. This increase was primarily due to increased research and development expenses pertaining to our PAH and PH-ILD clinical trials.

Research and Development Expenses.  Total research and development expenses for the three months ended September 30, 2018 were $5.2 million compared to $4.4 million for the three months ended September 30, 2017, an increase of $0.8 million, or 18%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $2.0 million for the three months ended September 30, 2018, compared to $1.6 million for the three months ended September 30, 2017, an increase of $0.4 million, or 23%. The increase was primarily driven by increased spending and closeout costs in our PAH Phase 3 trial following the DMC's interim analysis and our subsequent discontinuation of the trial in August 2018.

• PH-ILD and PH-COPD expenses for the three months ended September 30, 2018 were $0.6 million. The expenses for the three months ended September 30, 2017 were de minimis. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•Drug and delivery system costs were $1.2 million for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017, a decrease of $0.1 million, or (7)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

General and Administrative Expenses.  General and administrative expenses were $1.6 million for the three months ended September 30, 2018, compared to $1.7 million for the three months ended September 30, 2017, a decrease of $0.1 million, or (9)%. The decrease was primarily due to stock based compensation expenses.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended September 30, 2018 was an income of $17.8 million, compared to an expense of $(1.4) million for the three months ended September 30, 2017. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PAH	$6,356	$4,333	$2,023	47%
BCM	26	46	(20)	(43)%
PH-ILD and PH-COPD	1,516	85	1,431	1,684%
Drug and delivery system costs	4,625	3,423	1,202	35%
Clinical programs	12,523	7,887	4,636	59%
Research and development infrastructure	3,877	3,766	111	3%
INOpulse engineering	1,042	811	231	28%
Total research and development expenses	17,442	12,464	4,978	40%
General and administrative expenses	5,754	4,826	928	19%
Total operating expenses	23,196	17,290	5,906	34%
Loss from operations	(23,196)	(17,290)	(5,906)	34%
Change in fair value of common stock warrant liability	21,201	(13,455)	34,656	(258)%
Interest and other income, net	282	86	196	228%
Pre-tax loss	(1,713)	(30,659)	28,946	(94)%
Income tax benefit	$5,439	$—	5,439	n.a.
Net loss	$3,726	$(30,659)	$34,385	(112)%

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2018 were $23.2 million compared to $17.3 million for the nine months ended September 30, 2017, an increase of $5.9 million, or 34%. This increase was primarily due to increased research and development expenses pertaining to our drug and delivery system expenses and to our PAH and PH-ILD clinical trials.

Research and Development Expenses.  Total research and development expenses for the nine months ended September 30, 2018 were $17.4 million compared to $12.5 million for the nine months ended September 30, 2017, an increase of $5.0 million, or 40%. Total research and development expenses consisted of the following:

•            PAH research and development expenses were $6.4 million for the nine months ended September 30, 2018, compared to $4.3 million for the nine months ended September 30, 2017, an increase of $2.0 million, or 47%. The increase was primarily driven by increased spending and closeout cost in the PAH Phase 3 trial.

• PH-ILD and PH-COPD expenses were $1.5 million for the nine months ended September 30, 2018, compared to $0.1 million for the nine months ended September 30, 2017, an increase of $1.4 million, or 1,684%. The increase was primarily due to start up fees associated with these programs and due to increased spending on the PH-ILD Phase 2b trial.

•Drug and delivery system costs were $4.6 million for the nine months ended September 30, 2018, compared to $3.4 million for the nine months ended September 30, 2017, an increase of $1.2 million, or 35%. The increase was driven by the utilization of additional cartridges for the PAH Phase 3 and our PH-ILD Phase 2b trials.

     General and Administrative Expenses.  General and administrative expenses were $5.8 million for the nine months ended September 30, 2018, compared to $4.8 million for the nine months ended September 30, 2017, an increase of $0.9 million, or 19%. The increase was primarily due to commercial, intellectual property and financial consulting expenses and stock based compensation expenses.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2018 was $5.4 million compared to zero for the nine months ended September 30, 2017. The benefit in the nine months ended September 30, 2018 was from the sale of $61.5 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $5.3 million.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the nine months ended September 30, 2018 was income of $21.2 million, compared to an expense of $(13.5) million for the nine months ended September 30, 2017. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and the timing of the warrants' issuance.

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

We had cash and cash equivalents of $19.6 million and marketable securities of $1.0 million as of September 30, 2018. Our existing cash and cash equivalents and marketable securities as of September 30, 2018 will be used primarily to complete the first cohort and partially complete additional cohorts of the ongoing Phase 2b trial of INOpulse for PH-ILD and to fund the closeout activities, expected to be completed in the fourth quarter of 2018, of the Phase 3 trial for PAH following our discontinuation of the trial based on the DMC's recommendation in August 2018. We expect to report top-line results for cohort 1 of the Phase 2b trial of INOpulse for PH-ILD during the first quarter of 2019.

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

The shelf registration statement that was filed in May 2016 was replaced by a new shelf registration statement on Form S-3 which became effective on July 6, 2018. The new shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation, we believe that our existing cash and cash equivalents and marketable securities as of September 30, 2018 may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resources including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing. Our ability to access funding in any form is not assured and is likely to be influenced by the results of our ongoing Phase 2b trial of INOpulse for PH-ILD and our other ongoing and planned clinical trials.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017
Operating activities	$(11,436)	$(11,399)
Investing activities	2,000	2,393
Financing activities	168	26,679
Net change in cash, cash equivalents and restricted cash	$(9,268)	$17,673

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 and September 30, 2017 was $11.4 million. The cash used in operating activities was primarily used to fund our PAH Phase 3 and PH-ILD Phase 2b clinical trials.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 was $2.0 million compared to $2.4 million for the nine months ended September 30, 2017 due to reduced proceeds from the sale of marketable securities partially offset by purchases of marketable securities for the nine months ended September 30, 2017.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $0.2 million compared to $26.7 million for the nine months ended September 30, 2017 which included the proceeds from the September 2017 PIPE Offering, the May 2017 Direct Offering and warrant exercises partially offset by the payment of issuance costs related to the 2016 secondary offering.

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

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $19.6 million, consisting primarily of demand deposits with U.S. banking institutions and marketable securities of $1.0 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents, federally insured certificates of deposit and corporate or agency bonds rated A or better. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.         Other Information.

None.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
We are currently not a party to any material legal proceedings.

Item 1A.   Risk Factors.

Other than as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are currently dependent on the results of INOpulse for PH-ILD, PH-COPD and PH-Sarcoidosis, which are the subject of our ongoing and planned clinical trials. We cannot be certain that we will be able to successfully develop or obtain regulatory approval for INOpulse for PH-ILD or any other product candidate.

Because we recently discontinued our Phase 3 clinical trial of INOpulse for PAH, we are currently dependent on the results of INOpulse for PH-ILD, PH-COPD and PH-Sarcoidosis which are the subject of our ongoing and planned clinical trial. In the event that our ongoing and planned clinical trials results are not positive, we may have to cease all further development's activities for our product candidates and implement operating cost reductions and organizational restructuring to preserve our cash resources while we seek a strategic alternative. We currently have no drug products for sale and may never be able to develop marketable drug products. Our ability to access funding in any form is likely to be influenced by the results of our ongoing Phase 2b trial of INOpulse for PH-ILD and our other ongoing and planned clinical trials, which are not under our control. If access to additional funding is not achieved on a timely basis or at all, it would materially harm our business and financial condition.

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

BELLEROPHON THERAPEUTICS, INC.

Date: November 7, 2018	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)