Form 10-K
period 2018-12-31
Bellerophon Therapeutics, Inc.
filed 2019-03-14
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No
As of June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62.4 million, based upon the closing price on the Nasdaq Global Market reported for such date. Shares of common stock beneficially owned by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock, as of March 12, 2019: 68,906,765
DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019.

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

PART I

Item 1.                               Business

Overview

     We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose.

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the "FDA") of our Investigational New Drug (IND) application for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor: subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04) and subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05). In addition, clinically meaningful improvements were also demonstrated in the following key areas: subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening) and subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo. In addition, iNO was well-tolerated with no safety concerns, supporting the continuation into cohort 2. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. We are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a PH-COPD trial that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in six minute walk distance, or 6MWD, of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The dose was well tolerated with no related safety concerns. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We are currently evaluating alternatives for the funding and timing of this program.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2 dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have finalized the design of the study and are in the process of initiating sites, and expect to enroll our first subject in early 2019, with results expected later in 2019.

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. The trial results showed 6 minute walk distance was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns. Subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we discontinued the trial in August 2018.

Other potential indications for our INOpulse platform include: chronic thromboembolic PH, or CTEPH and PH associated with pulmonary edema from high altitude sickness.

We have devoted all of our resources to our therapeutic discovery and development efforts, including performance of IND-enabling studies, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have devoted significant time and resources to developing and optimizing our drug delivery system, INOpulse, which operates through the administration of nitric oxide as brief, controlled pulses that are timed to occur at the beginning of a breath.

To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever.

Our Development Program

The following table summarizes key information about INOpulse and indications for which we have worldwide commercialization rights.

From the inception of our business through December 31, 2018, $282.0 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

INOpulse

Our INOpulse program is an extension of the technology used in hospitals to deliver continuous-flow inhaled nitric oxide. Use of inhaled nitric oxide is approved by the FDA and certain other regulatory authorities to treat persistent PH of the newborn. Ikaria has marketed continuous-flow inhaled nitric oxide as INOmax for hospital use in this indication since FDA approval in 1999. In October 2013, Ikaria transferred to us exclusive worldwide, royalty-free rights to develop and commercialize pulsed nitric oxide in PAH, PH associated with chronic obstructive pulmonary disease, or PH-COPD, and PH associated with idiopathic pulmonary fibrosis, or PH-IPF. In July 2015, we expanded the scope of our license to allow us to develop our INOpulse program for the treatment of CTEPH, PH-Sarc and PH associated with pulmonary edema from high altitude sickness with a royalty equal to 5% of net sales of any commercial products for these three additional indications. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (PH-PF), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

Our INOpulse program is built on scientific and technical expertise developed for the therapeutic delivery of inhaled nitric oxide. In 2010 and 2012, respectively, Ikaria submitted INDs for INOpulse for the treatment of patients with PAH and PH-COPD. PAH is a form of PH that is closely related to persistent PH of the newborn. These INDs were included in the assets that were transferred to us by Ikaria.
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
Inhaled nitric oxide is widely used in the hospital setting for the treatment of a variety of conditions and, as reported by Ikaria, over 600,000 patients have been treated with inhaled nitric oxide worldwide since its first such use. However, chronic outpatient use of this therapy has previously been limited by a lack of a safe and compact delivery system for outpatient use. We have designed our INOpulse device, which is the means by which inhaled nitric oxide is delivered to the patient, to be portable, which enables use by ambulatory patients on a daily basis inside or outside their homes. Our INOpulse device has a proprietary mechanism that delivers brief, targeted pulses of nitric oxide timed to occur at the beginning of a breath for delivery to the well-ventilated alveoli of the lungs, which minimizes the amount of drug required for treatment. We estimate that this, and the higher concentration of nitric oxide we use, reduces the volume of drug delivered to approximately 5% of the volume required for equivalent alveolar absorption using standard continuous flow delivery systems, and also reduces the amount of nitric oxide, as well as its by-product nitrogen dioxide, that is exhaled and released into the patient’s environment. INOpulse is designed to automatically adjust nitric oxide delivery based on a patient’s breathing pattern to deliver a constant and appropriate dose of the inhaled nitric oxide over time, independent of the patient’s activity level, thus ensuring more consistent dosing of the nitric oxide to the alveoli of the lungs.
In our previous Phase 2 INOpulse clinical trials, we used the first generation INOpulse device, which we refer to as the INOpulse DS device. Beginning with our Phase 3 trial of INOpulse for PAH in 2016, we began using our second generation device, which we refer to as the INOpulse device. The INOpulse device has approximately the same dimensions as a paperback book and weighs approximately 2.5 pounds. The INOpulse device has a simple and intuitive user interface and a battery life of approximately 16 hours when recharged, which takes approximately four hours and can be done while the patient sleeps. Based on the doses we have evaluated in our clinical trials, we expect that most patients will use one or two cartridges a day. The INOpulse device incorporates our proprietary triple-lumen nasal cannula, safety systems and proprietary software algorithms. The triple-lumen nasal cannula enables more accurate dosing of nitric oxide and minimizes infiltration of oxygen, which can react with nitric oxide to form nitrogen dioxide. Our triple-lumen nasal cannula consists of a thin, plastic tube that is divided into three channels from end-to-end, including at the prongs that are placed in the patient’s nostrils, with one channel delivering inhaled nitric oxide, a second for breath detection and a third available for oxygen delivery. INOpulse is configured to be highly portable and compatible with long-term oxygen therapy, or LTOT, systems via nasal cannula delivery.
The INOpulse device has been well received by patients in the usability research we have conducted. In addition to the baseline testing on the original INOpulse DS device, we have conducted two rounds of testing with COPD and PAH patients to evaluate the user interface, loading mechanism, size, carrying bag and other features. In the usability research we have conducted, all eight patients with experience with the INOpulse DS device responded positively to the modifications in the INOpulse device. We conducted two studies to assess the environmental and the expiratory concentration of nitrogen dioxide associated with use of the INOpulse delivery system. Both studies found that the nitrogen dioxide levels were below the National Ambient Air Quality Standards.
Our technology is based on patents we have exclusively licensed from Ikaria for the treatment of PAH, PH-COPD, PH-PF, CTEPH, PH-Sarc and PH associated with pulmonary edema from high altitude sickness which, collectively, we refer to as the Bellerophon indications. These include patents with respect to the pulsed delivery of nitric oxide to ensure a consistent dose over time, which expire as late as 2027 in the United States and as late as 2026 in certain other countries, as well as with respect to the special triple-lumen cannula that allows for safer and more accurate dosing of pulsed nitric oxide, which expires in 2033 in the United States and abroad. We have also licensed several other patent applications from Ikaria for certain of the innovations included in the INOpulse device, and certain of the resulting patents, if issued, would expire as late as 2030 in the United States. We have also expanded our patent portfolio by filing several Company-owned patent applications relating to the use of nitric oxide that will expire as late as 2038.
During January 2016, the European Patent Office issued a Notice of Intention to Grant a European Patent that provides protection for our INOpulse program. The patent, entitled “System of Administering a Pharmaceutical Gas to a Patient,” covers the ability to provide a known amount of pharmaceutical gas to a patient regardless of the patient inspiration rate or volume and distinguishes the INOpulse® delivery system from others on the market. This patent was granted by the European Patent Office on March 30, 2016, and was subsequently validated in 30 European countries. Also during January 2016, we received European Conformity, or EC, Certification for our proprietary new, INOpulse® drug-device delivery system. This EC Certification grants CE marking on the INOpulse product, which confirms INOpulse compliance with the essential requirements of the relevant European health, safety and environment protection legislation of the European Union, or the EU. This certification covers the design, development and manufacture of inhaled pulsatile nitric oxide drug delivery systems including our triple-lumen cannula and application software.

INOpulse for PH-ILD

We are developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). Interstitial lung diseases (ILD) is a general category that includes many different lung conditions. All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This disease results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary vasculature, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.
One of the largest and most serious subsets of ILDs is idiopathic pulmonary fibrosis (IPF), a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. There are two therapies that are currently approved to treat IPF, Nintedanib and Pirfenidone, each of which costs approximately $100,000 per year. PH with IPF increases mortality, with a median survival of only two to three years. The presence of PH correlates most closely with the need for oxygen therapy. However, there are currently no treatments approved to treat PH associated with IPF.
iNO may improve outcomes in PH-PF including PH-IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone in subjects with PH-IPF. In addition, the combined inhalation of nitric oxide and oxygen produced both a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating patients with PH-PF including PH-IPF.

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
The data from an initial three-month, open-label chronic-use Phase 2 trial conducted by a third party, which we in-licensed, showed that pulsed inhaled nitric oxide significantly reduced pulmonary arterial pressures in PH-COPD patients on LTOT and did so without causing hypoxemia, which is a significant concern for these patients. In order to confirm the dose with our proprietary INOpulse device, we conducted a Phase 2 acute dose ranging randomized placebo-controlled trial in 159 patients with the INOpulse DS device, with doses ranging from iNO 3 to iNO 75. This trial, which we completed in July 2014, identified a dose range that showed similar reduction in pulmonary arterial pressure versus baseline when compared to the initial acute effects of pulsed inhaled nitric oxide in the original chronic-use trial. In addition, in our confirmatory trial, none of the INOpulse doses tested had an adverse effect on hypoxemia relative to placebo. While the reduction in pulmonary arterial pressure did not reach statistical significance versus placebo in this acute setting, which was the primary endpoint of the trial, we believe that the results have confirmed a dose range for this therapy that delivers a significant reduction in pulmonary arterial pressure versus baseline and does not cause hypoxemia in patients with PH-COPD. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other subsequent work with acute testing, we initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, and enrolled the first patient in October 2016. During September 2017, we shared the results of our Phase 2a PH-COPD trial that was designed to evaluate the acute effects of iNO on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b trial of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters, including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We are currently evaluating alternatives for the funding and timing of this program.

INOpulse for PH-Sarcoidosis

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have finalized the design of the trial and are in the process of initiating sites, and expect to enroll our first subject in early 2019, with results expected later in 2019.

INOpulse for PAH

PAH is characterized by abnormal constriction and remodeling of the arteries in the lung that increases the blood pressure in the lungs which, in turn, results in abnormal strain on the heart’s right ventricle, eventually leading to heart failure. PAH affects fewer than 200,000 individuals in the United States and while prevalence data varies widely, we estimate that there are a total of at least 35,000 patients currently diagnosed with and being treated for PAH in the United States and European Union. Moreover, because PAH is rare and causes varied symptoms, we believe there is significant under-diagnosis of the condition at its early stages. There are several approved therapies for PAH, and we estimate, based on public product sales data, that 2014 combined global sales for these therapies were over $4.6 billion with a compounded annual growth rate of approximately 7%. Most PAH patients are treated with multiple medications and many are on supportive therapy. We believe that 40 to 60% of PAH patients are on LTOT. Despite the availability of multiple therapies for this condition, PAH continues to be a life-threatening, progressive disorder. A French registry initiated in 2002 and a U.S. registry initiated in 2006 estimate that the median survival of patients with PAH is three and five years from initial diagnosis, respectively.
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching agreement with the FDA, and the European Medicines Agency, or the EMA, on our Phase 3 protocol, we initiated the first of the two Phase 3 trials. In September 2015, the FDA agreed to a special protocol assessment, or SPA, for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The INOvation-1 trial was initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 trial, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 trial, can serve as the two adequate and well-controlled clinical trials to support an NDA submission for INOpulse in PAH subjects on LTOT. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects who were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns.

BCM

In December 2011, we initiated a clinical trial of Bioabsorbable Cardiac Matrix, or BCM, and completed enrollment in December 2014. Top-line results from the clinical trial were announced in July 2015. In July 2018, we informed BioLineRx Ltd., from whom we in-licensed the BCM technology, of our decision to discontinue further development and terminate the License and Commercialization Agreement.

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

•
Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for PH-ILD. Our Phase 2b PH-PF program for INOpulse includes 80 patients in three cohorts to evaluate different doses of iNO for periods of eight to 16 weeks. We also completed Phase 2 studies for INOpulse in PH-COPD looking at the effect of chronic use on exercise capacity and initiated a Phase 2 dose escalation study for PH-Sarc.

•
Leverage our historical core competencies to expand our pipeline. Our employees have years of institutional experience in the use of inhaled nitric oxide in treating PH and in the development of drug-device combination product candidates. If we successfully advance INOpulse, we expect to develop INOpulse for treatment of CTEPH and PH associated with pulmonary edema from high altitude sickness and, subject to obtaining additional license rights from Ikaria, potentially other outpatient PH indications. Our longer-term vision is to identify and opportunistically in-license innovative therapies that are at the intersection of drugs and devices and to develop and commercialize these product candidates.

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

Introduction to Pulmonary Hypertension

PH is a disease characterized by constriction of the blood vessels in the lung, which causes blood pressure in the lung to rise and, in turn, increases the work required for the right ventricle of the heart to pump blood. The World Health Organization, or WHO, has endorsed a consensus classification for PH that was updated most recently in 2018. The WHO classification has five broad PH groups based on similarities in pathological and hemodynamic characteristics and therapeutic approaches. We are initially focusing development of INOpulse in indications included in WHO Groups 1, 3 and 5 due to our view of the likelihood of success and the size and commercial viability of these markets. Group 1 PH is comprised of patients with PAH. This Group combines conditions with a range of causes, all of which have a characteristic pattern of vascular remodeling. The constriction of the blood vessels and the resulting pressure on the heart is often the major reason for poor prognosis of PAH patients since they can be otherwise healthy. Most PAH-specific medications are vasodilators and work through one of the three key mechanistic pathways for vasoconstriction and vasodilation. Group 3 PH consists of PH associated with lung disease or hypoxemia, which is an abnormally low level of oxygen in the blood. This Group includes patients with PH-COPD and PH-ILD, among others. Group 5 PH consists of PH associated with blood, systematic and metabolic disorders. This Group includes patients with PH-Sarc.

INOpulse for PH-ILD

We are developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). Interstitial lung diseases (ILD) is a general category that includes many different lung conditions.  All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This disease results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary vasculature, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.

Disease Background and Market Opportunity

One of the largest and most serious subsets of ILDs is idiopathic pulmonary fibrosis (IPF), a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. There are two therapies that are currently approved to treat IPF, Nintedanib and Pirfenidone, each of which costs approximately $100,000 per year. PH with IPF increases mortality, with a median survival of only two to three years. The presence of PH correlates most closely with the need for oxygen therapy. However, there are currently no treatments approved to treat PH associated with IPF.

Scientific Rationale for Use of INOpulse for PH-ILD

Like endogenous pulmonary nitric oxide, inhaled nitric oxide works by selectively relaxing lung vascular smooth muscles, causing dilation of pulmonary blood vessels and consequently increased pulmonary blood flow. This reduces the elevated pulmonary artery pressure in patients with PH-ILD.

iNO may also improve outcomes in PH-PF including PH-IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone in PH-IPF. However, the arterial oxygen partial pressure (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced both a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating patients with PH-PF including PH-IPF.

Clinical Development Program

During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO, and assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose.

During August 2017, we announced FDA acceptance of our IND for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of two cohorts:

•	Cohort 2 - randomized, placebo-controlled, double-blind clinical trial with patients randomized 2:1 to iNO45 (45 mcg/kg ideal body weight/hour) or to placebo, for 16 weeks.

•	Cohort 3 - randomized, placebo-controlled, double-blind clinical trial with patients randomized 2:1 to iNO75 (75 mcg/kg ideal body weight/hour) or to placebo, for 16 weeks.

In addition, we also added a dose escalation trial from iNO 45 to iNO 75 as part of our open label extension program.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor: subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04) and subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05). In addition, clinically meaningful improvements were also demonstrated in the following key areas: subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening) and subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo. In addition, iNO was well-tolerated with no safety concerns supporting the continuation into cohort 2. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. We are currently utilizing actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

In 2018, we also implemented a dose escalation design which will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-ILD subjects.

INOpulse for PH-COPD

 We are developing INOpulse for PH-COPD to address a significant unmet medical need that we believe is often overlooked in everyday clinical practice because of the lack of available therapy. PH is more prevalent among those COPD patients who have advanced loss of respiratory function and low peripheral blood oxygen levels requiring treatment with LTOT. The co-morbidity of PH in these patients leads to cardiovascular complications from the added strain on the right ventricle of the heart. Current drug therapies for COPD are targeted to relieve the symptoms and complications of the respiratory component of the disease. Unlike these therapies, INOpulse is directed at treating the cardiovascular complications of PH-COPD. We believe PH-COPD patients on LTOT who are at risk for cardiovascular complications could benefit from the use of INOpulse in addition to any respiratory benefits that result from their existing treatments.

Disease Background and Market Opportunity
COPD is a progressive disease caused by chronic inflammation and destruction of the airways and lung tissue. While COPD is primarily a respiratory disease, over time, as the disease progresses, the extent of the chronic pulmonary pathology impairs gas exchange resulting in deprivation of adequate oxygen supply, or hypoxia, and can contribute to vasoconstriction in the pulmonary arterial bed. In addition, COPD patients can have deficiency in endogenous nitric oxide production in their lungs, which can worsen vasoconstriction. This pulmonary vasoconstriction puts pressure on the right side of the heart, making it less able to cope with stressors and potentially leading to progressive cardiac dilation, heart failure and death. This cardiovascular component of COPD is, we believe, often overlooked despite pulmonologists’ general awareness of the problem, in part because there are no specific therapies for the condition in these patients. While it is widely believed that the cardiovascular complications of COPD occur only in the advanced stage of the disease as a consequence of chronic hypoxemia, recent findings demonstrate an earlier involvement of the cardiovascular system in this disease.
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
The overall COPD market in the United States was estimated to be approximately $32 billion in 2010 with a compounded annual growth rate of approximately 4%. We expect INOpulse for PH-COPD, if approved, would be a treated as a specialty drug. Specialty drugs are typically high-cost medications, often ranging in price in the United States from approximately $15,000 to $50,000 per patient per year, and are used to treat rare or complex conditions, requiring close clinical management, special handling and distribution through specialty pharmacies.

Scientific Rationale for Use of INOpulse for PH-COPD

 The mechanism of action of inhaled nitric oxide in vasodilation at the alveolar smooth muscle in PH-COPD is similar to its action in PH-ILD. Like endogenous pulmonary nitric oxide, inhaled nitric oxide works by selectively relaxing lung vascular smooth muscles, causing dilation of pulmonary blood vessels and consequently increased pulmonary blood flow. This reduces the elevated pulmonary artery pressure in patients with PH-COPD.
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
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial sponsored by us was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other work we have done over recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016. During September 2017, we shared the results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached agreement with the FDA on the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function, oxygen saturation as well as other composite endpoints. We are currently evaluating alternatives for the funding and timing of this program.

INOpulse for PH-Sarcoidosis

We are also developing INOpulse for PH-Sarcoidosis. We believe the mechanism of action of inhaled nitric oxide as a targeted pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions including PH associated with sarcoidosis. Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2 dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have finalizedm the design of the study and are in the process of initiating sites, and expect to enroll our first subject in early 2019, with results expected later in 2019.

INOpulse for Pulmonary Arterial Hypertension

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

Clinical Development Program

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching agreement with the FDA, and the EMA on our Phase 3 protocol, we initiated the first of the two Phase 3 trials. In September 2015, the FDA agreed to a SPA for our Phase 3 PAH program for INOpulse, which will include two confirmatory clinical trials. The INOvation-1 trial was initiated with the first patient enrolled in June 2016. During January 2017, we received confirmation from the FDA of its acceptance of all modifications proposed by us to our Phase 3 program. Under the newly modified Phase 3 program, the ongoing one-year INOvation-1 trial, and a second confirmatory randomized withdrawal study with approximately 40 patients who will be crossing over from the INOvation-1 trial, can serve as the two adequate and well-controlled trials to support a NDA filing for INOpulse in PAH subjects on LTOT. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we have discontinued the trial. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns.

INOpulse for Other Pulmonary Hypertension Conditions

 PH disease is often classified according to the WHO classification system which groups patients with PH according to the underlying etiologies, or causes, of the PH. In this system, PAH is defined as Group 1 and PH-COPD and PH-ILD are classified under Group 3, PH due to lung disease and/or hypoxemia. Group 5 PH consists of PH associated with blood, systematic and metabolic disorders. This Group includes patients with PH-Sarc. We believe the mechanism of action of inhaled nitric oxide as a targeted pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions, including CTEPH and PH associated with pulmonary edema from high altitude sickness.
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

Relationship with Ikaria after the Spin-Out

The development of our programs was initiated under the leadership of our scientific and development team while at Ikaria. Ikaria’s lead product, INOmax, is an inhaled nitric oxide product used for the treatment of persistent PH of the newborn. Our understanding of the medical applications of nitric oxide and associated delivery devices, as well as our innovative approach to the pulsed delivery of nitric oxide, originated at Ikaria.
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

In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (PH-PF), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

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
In February 2014, we also entered into drug and device clinical supply agreements with Ikaria. In November 2015, we entered into an amendment to the drug supply agreement. See “Manufacturing” below for a description of the drug and device clinical supply agreements.

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

Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana. This facility, which we believe is operated in compliance with current Good Manufacturing Practices, or cGMP, is the only FDA-approved site in the world for manufacturing medical nitric oxide.

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

PH patients have the potential for rebound PH, which is a sudden and serious increase in pulmonary arterial pressure that results from therapy withdrawal. However, in the PAH Phase 2 trial and Phase 2 PH-PF trial, all patients were tested for rebound PH and we found no adjudicated cases of rebound PH with this testing. Though the likelihood of rebound PH is very low, all of our patients with PAH are currently provided with a backup system.

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

Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant, and we are not aware of any therapies for PH-COPD in advanced clinical development. Currently, there are no approved therapies for treating PH-PF including PH-IPF and we are not aware of any therapies in advanced clinical development.

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

INOpulse

As of December 31, 2018, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa.  Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Canada, China, Europe, Hong Kong, Japan and Mexico.  Patent applications are pending in Australia, Brazil, Europe, Mexico and the United States.  This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of five issued U.S. patents and issued patents in Australia, Europe, and China, as well as pending applications in the United States as well as Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

 Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes at least one issued patent in each of the United States, Australia, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia and Singapore, as well as pending patent applications in the United States, Brazil, Canada, Europe, Hong Kong, India, Israel, Japan, Mexico, Russia and Singapore. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. The issued U.S. patent will expire in 2030.

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

Pre-Clinical Studies

Pre-clinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the toxicity, safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of pre-clinical and other non-clinical studies is subject to FDA regulations, including GLP regulations. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term pre-clinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trial and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

After the IND becomes effective, the sponsor continues to perform nonclinical studies including those related to the development of a manufacturing process that is capable of consistently producing quality batches of the drug candidate and, the development of methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to support the eventual shelf life and storage of the drug.

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

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2019 exceeds $2.6 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $309,915. These fees are typically increased annually.

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

Special Protocol Assessment

A sponsor of an IND may request that the FDA evaluate within 45 days certain protocols and issues relating to the protocols to assess whether they are adequate to meet scientific and regulatory requirements for approval. If the trials were the subject of discussion at an end-of-Phase 2 meeting with the FDA, an SPA, may be requested for clinical protocols for Phase 3 trials whose data is intended to form the primary basis for an efficacy claim. If the sponsor and the FDA reach a written agreement regarding the protocol, the SPAs will be considered binding on the FDA and will not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed since a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

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

In the Food and Drug Administration Safety and Improvement Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled “Expedited Programs for Serious Conditions-Drugs and Biologics.” One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end of Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I and commitment from the FDA involving senior managers. The FDA has designated over 250 drugs as breakthrough therapies (some were subsequently withdrawn), and over 130 original or supplemental applications with breakthrough designations have been approved to date.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions which can materially affect the potential market and profitability of the product. In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy, or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Compliance with cGMPs requires, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or the imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with the passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the pre-clinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product will be entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication where orphan designation has been granted. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

•
we may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues;

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

•	other state and foreign laws and regulations may apply to us.

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

Employees

As of December 31, 2018, we had 17 full-time employees, of which 12 employees were engaged in research and development and five employees provided general and administrative support. Of our employees, eight have earned advanced degrees. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $23.8 million, $54.8 million and $2.8 million for the years ended December 31, 2016, 2017 and 2018, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet demonstrated the ability to complete the development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We plan to use our current cash and cash equivalents and marketable securities primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of our product candidates and any other potential product candidates. Our existing cash and cash equivalents and marketable securities will be used primarily to complete the ongoing Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc, and will not be sufficient to fund all of the efforts that we plan to undertake or the completion of clinical development or commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of December 31, 2018, the proceeds from our January 2019 public offering and proceeds that will become available to us upon sale of our state net operating losses and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Identifying potential product candidates and conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We also have certain restrictions on issuing shares and incurring indebtedness that are part of our Stockholders Agreement.

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

The pharmaceutical, biotechnology and medical device industries are highly competitive. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. In addition, other companies are increasingly looking at the cardiopulmonary disease market as a potential opportunity. For example, currently, there are 14 drugs approved for the treatment of PAH and there are also other potential therapies in clinical development, including other nitric oxide generation and delivery systems.

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

It is also possible that Ikaria will seek to develop and commercialize inhaled nitric oxide products or product candidates in the Bellerophon indications. While a subsidiary of Ikaria has granted to us an exclusive license to develop and commercialize pulsed nitric oxide in the Bellerophon indications and the scope of that license includes certain technology developed or acquired by that subsidiary after the date of the license agreement, the license does not include technology developed or acquired by other subsidiaries or affiliates of Ikaria including Mallinckrodt's other subsidiaries. Because Ikaria, Mallinckrodt and its other subsidiaries and affiliates are not subject to any non-competition obligations in our favor, it is possible that these other subsidiaries or affiliates of Ikaria or Mallinckrodt may seek to develop or commercialize inhaled nitric oxide or other products or product candidates, using technology not exclusively licensed to us that are competitive with our products or product candidates, which could adversely affect our business, financial condition or results of operations.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of our INOpulse for PAH, INOpulse for PH-ILD, INOpulse for PH-COPD, INOpulse for PH-Sarc and Bioabsorbable Cardiac Matrix, or BCM, product candidates. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize these product candidates.

In July 2015, we announced top-line results of our 303-patient, randomized, double-blind, placebo-controlled clinical trial of BCM, which showed no statistically significant treatment differences between patients treated with BCM and patients treated with placebo for both the primary and secondary endpoints. In July 2018, we informed BioLineRx Ltd., from whom we in-licensed the BCM technology, of our decision to discontinue further development and terminate the License and Commercialization Agreement. As a result, we have become even more dependent on the success of our INOpulse product candidates and our ability to develop, obtain marketing approval for and successfully commercialize our INOpulse product candidates.

The success of our product candidates will depend on, among other things, our ability to successfully complete clinical trials of each product candidate. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, although we believe our Phase 2 clinical trial of INOpulse for PH-COPD supports advancement into further Phase 2 testing, the primary endpoint for INOpulse for PH-COPD was not statistically significant for any of the doses tested.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, our first of two Phase 3 clinical trials of INOpulse for PAH included sites outside of the United States, including Canada.

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

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching or fail to reach an agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, any future clinical trials of INOpulse for PH-ILD, or any future clinical trials of INOpulse for PH-COPD because such trials may require that patients meet the restrictive enrollment criteria, such as having been diagnosed with both COPD and PH, be undergoing treatment with LTOT and not having significant left ventricular dysfunction.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs and biologics intended for the treatment of relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States who have been diagnosed as having the disease or condition at the time of the submission of the request for orphan drug designation. The FDA has granted orphan drug designation to our nitric oxide program for the treatment of PAH. Accordingly, if we are the first company to receive FDA approval for nitric oxide for the treatment of PAH, we will obtain seven years of marketing exclusivity, during which time the FDA may not approve another product containing nitric oxide as its active ingredient for the treatment of PAH, except under a limited number of situations including a showing that another product is clinically superior. We have not yet applied for orphan drug designation in any jurisdictions outside of the United States.

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

 Pursuant to the terms of our license agreement with Ikaria, we only have the right to develop and commercialize pulsed nitric oxide for the Bellerophon indications; Ikaria retains the right to develop and commercialize inhaled nitric oxide products, including pulsed products, for all other indications. Additionally, we are limited in the scope of potential product candidates that we can identify or discover due to non-competition agreements that we entered into with Ikaria, which agreements were amended in July 2015 and April 2018. In the event that we or one of our subsidiaries materially breach the provisions of the non-competition agreements and do not cure such breach within 30 days after receiving written notice thereof from Ikaria, Ikaria will have the right to terminate the license agreement.

If we are unable to identify suitable additional compounds for pre-clinical and clinical development, or at all, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

If any of our product candidates receives marketing approval and we, or others, later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the product could be adversely affected.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of, and potential market opportunity for, our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability to offer the product for sale at competitive prices;

•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

•	our ability to prevent use of our INOpulse for PH-COPD device by PH-ILD patients due to expected pricing differences;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products and other therapies;

•	availability and amount of reimbursement from government payors, managed care plans, private health coverage insurers and other third-party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

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

The license agreement terminates, on an INOpulse product-by-INOpulse product basis, at such time as we are no longer actively and continuously engaged in the development or commercialization of such product. In addition, Ikaria may terminate the license agreement if, among other things, (1) we breach or fail to comply with any material term or condition required to be performed or complied with by us and do not cure such breach or failure within 30 days after receiving written notice of such breach from Ikaria, (2) we or any of our affiliates breaches any of our agreements not to compete with Ikaria, (3) we or any of our affiliates challenges the validity or enforceability of the licensed patents or (4) we or any person that is a successor to our license rights markets a generic nitric oxide product that is competitive with Ikaria’s INOmax product. Upon termination of the license agreement with respect to any INOpulse product candidate, we will lose our ability to market such INOpulse product candidate, and upon Ikaria’s written request, be required to transfer any and all regulatory approvals relating to such INOpulse product candidate to Ikaria.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third-party companies to conduct our clinical trials. We expect to continue to rely on third parties, such as clinical research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

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

We have entered into a drug clinical supply agreement with Ikaria, pursuant to which Ikaria will manufacture and supply our requirements for nitric oxide for inhalation and corresponding placebo for use in clinical trials of INOpulse. Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana, which is the only FDA-inspected site in the world for manufacturing medical nitric oxide. Ikaria’s Port Allen facility is subject to the risks of a natural disaster or other business disruption. We maintain under controlled storage conditions a two- to three-month supply of clinical trial drug product, but there can be no assurance that we would be able to meet our requirements for INOpulse if there were a catastrophic event or failure of Ikaria’s manufacturing system. Because Ikaria’s Port Allen facility is the only FDA-inspected site that can manufacture nitric oxide for INOpulse and because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few, if any, third-party manufacturers to which we could contract this work in a short period of time. Therefore, any disruption in Ikaria’s Port Allen facility, or the failure by Ikaria for any other reason to provide us with nitric oxide, could materially and adversely affect supplies of nitric oxide for INOpulse and our ongoing and planned clinical trials. Any such disruption would force us to seek nitric oxide from an alternative source, which may not be available on commercially reasonable terms, or at all. In addition, we do not currently have any arrangements with Ikaria to provide us with commercial quantities of nitric oxide. If we are unable to arrange for Ikaria to provide such quantities on commercially reasonable terms, or at all, we may not be able to successfully produce and market INOpulse or may be delayed in doing so.

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

We have exclusively licensed INOpulse, for certain indications and settings, and subject to certain retained rights of the licensor, from Ikaria. We may also enter into additional license agreements as part of the development of our business in the future. Such licensors, if any, may be responsible for prosecution of certain patent applications and maintenance of certain patents. Such licensors may not successfully prosecute such patent applications or maintain such patents, which we have licensed and on which our business depends. Our licensors may fail to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

Collaboration agreements may not lead to the development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of our current or future license agreements may restrict our ability to enter into agreements on certain terms with future collaborators. For example, our license agreement with Ikaria prohibits us from granting a sublicense under any of the intellectual property licensed to us under such license agreement to any of our affiliates or any third party, in each case, which directly or indirectly competes with the Ikaria nitric oxide business, and any future license agreements may contain similar restrictions. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Under our license agreement with Ikaria, we have granted Ikaria a sole and exclusive worldwide license to any intellectual property rights that we control for use in Ikaria’s nitric oxide business, and we are required to ensure that all of our products, if any, are used solely for the chronic treatment of Bellerophon indications and to enter into written agreements with any customers that contain restrictions on the use of our products and termination rights in the event such restrictions are violated. We have also agreed to pay 100% of the reasonable and documented costs incurred by Ikaria for the prosecution and maintenance of certain licensed patents that are core to our business and 10% of such costs incurred by Ikaria for all other licensed patents. If we fail to comply with our obligations under current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by the agreement or face other penalties under the agreement. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Our product candidates are in the early stages of development and are subject to the risks of failure inherent in drug and device development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in filing and supporting the applications necessary to gain marketing approvals and may rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our executive officers, directors and stockholders who are known by us to beneficially own more than 5% of our common stock, in the aggregate, beneficially owned a majority of our outstanding common stock as of March 12, 2019. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could delay, defer or prevent a change in control; entrench our management or board of directors; or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

In addition, as of March 12, 2019, our largest stockholder, investment funds affiliated with New Mountain Capital, or the New Mountain Entities, beneficially owned, in the aggregate, approximately 22% of our outstanding common stock.  Pursuant to the terms of a stockholders agreement, the New Mountain Entities are entitled to designate one director for nomination to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries and to appoint the lead director of our board of directors, in each case, for so long as the New Mountain Entities or certain of their respective assignees beneficially own (i) 50% or more of the sum of (a) the aggregate number of shares of our common stock that they collectively owned immediately prior to the closing of our IPO and (b) the number of shares of our common stock, if any, acquired following the closing of our IPO and (ii) 15% or more of our common stock outstanding (as set forth on the cover of our then most recently filed annual report on Form 10-K or quarterly report on Form 10-Q).

The New Mountain Entities also have certain other rights conferred by the stockholders agreement. The New Mountain Entities may exert significant influence over matters requiring board approval. In addition, their consent is required for certain matters requiring approval by our stockholders, including the compensation and hiring and firing of our chief executive officer, business combinations, issuance of shares of our capital stock and incurrence of debt. These stockholder approval rights will terminate as outlined in the section entitled “Certain Relationships and Related Person Transactions-Stockholders Agreements” in our 2019 Proxy Statement (as defined below in Part III).

Our second largest stockholder, Puissance, beneficially owned approximately 12% of our outstanding common stock as of March 12, 2019.

Our third largest stockholder, Venrock Healthcare, beneficially owned approximately 10.7% of our outstanding common stock as of March 12, 2019.

Our fourth largest stockholder, Linde North America, Inc., an indirect wholly-owned subsidiary of Linde AG, or Linde, beneficially owned approximately 7.7% of our outstanding common stock, as of March 12, 2019.  Pursuant to the terms of a stockholders agreement, Linde is entitled to designate one director to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries if continuing ownership requirements are met as outlined in the section entitled “Certain Relationships and Related Person Transactions-Stockholders Agreements” in our 2019 Proxy Statement (as defined below in Part III).

The New Mountain Entities, Puissance, Venrock and Linde may have interests that differ from the interests of our other stockholders, and they may vote in ways with which our other stockholders disagree and that may be adverse to interests of our other stockholders. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

A significant portion of our total outstanding shares are subject to volume limitations as to sale, but have registration rights that could allow them to be sold into the market without such restrictions, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of March 12, 2019, we had outstanding options to purchase an aggregate of 7,040,044 shares of our common stock, of which options to, purchase approximately 2,390,807 were vested and outstanding and outstanding warrants to purchase an aggregate of 34,251,014 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

If we are unable to meet the continued listing requirements of the Nasdaq Global Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the Nasdaq Global Market. On February 27, 2019, we received a notification letter from The Nasdaq Stock Market ("Nasdaq") indicating that our common stock no longer meets the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Listing Rule 5450(a)(1). The letter gave us notice that the bid price of our common stock has closed under $1.00 for the last 30 consecutive business days. The notification did not result in the immediate delisting of our common stock from the Nasdaq Global Market. We have until August 26, 2019 to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance by August 26, 2019, we may submit a transfer application to the Nasdaq Capital Market in order to receive an additional 180-day compliance period to comply. In order to be eligible for the transfer and additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all of the initial listing requirements for the Nasdaq Capital Market, other than the minimum bid price requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We are considering actions that we may take in response to this notification in order to regain compliance with the continued listing requirements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities consist of approximately 22,000 square feet of office space at our headquarters located in Warren, New Jersey and approximately 1,600 square feet of office space and research lab facilities at the Commercialization Center for Innovative Technologies located in North Brunswick, New Jersey. We lease the space in Warren, New Jersey under a lease that expires in 2023. We lease the space in North Brunswick, New Jersey under a month-to-month lease. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonably terms as needed.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol “BLPH”.

Stockholders

As of March 12, 2019, there were approximately 230 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10‑K.

Item 6.    Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, an independent registered public accounting firm. The balance sheet data as of December 31, 2016, 2015 and 2014 as well as the Statement of Operations data for the years ended December 31, 2015 and 2014 are from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share/unit data)	2018	2017	2016	2015	2014
Consolidated Statement of Operations Information
Operating expenses:
Research and development	$20,259	$17,854	$16,650	$33,365	$45,978
General and administrative	7,621	6,745	7,107	14,870	13,775
Total operating expenses	27,880	24,599	23,757	48,235	59,753
Other operating income	—	—	—	1,667	—
Loss from operations	(27,880)	(24,599)	(23,757)	(46,568)	(59,753)
Change in fair value of common stock warrant liability	24,877	(30,403)	(590)	—	—
Interest and other income, net	378	184	95	109	79
Pre-tax loss	(2,625)	(54,818)	(24,252)	(46,459)	(59,674)
Income tax benefit	(5,439)	—	(438)	—	—
Net income (loss)	$2,814	$(54,818)	$(23,814)	$(46,459)	$(59,674)

Weighted average shares outstanding:
Basic	57,446,537	38,950,937	15,057,627	12,267,693	7,898,289
Diluted	65,048,892	38,950,937	15,057,627	12,267,693	7,898,289
Net income (loss) per share/unit:
Basic	$0.05	$(1.41)	$(1.58)	$(3.79)	$(7.56)
Diluted	$(0.34)	$(1.41)	$(1.58)	$(3.79)	$(7.56)

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014

Consolidated Balance Sheet Information

Cash and cash equivalents	$16,645	$28,823	$14,202	$6,260	$16,815
Restricted cash, current	101	402	401	—	9,264
Restricted cash, non-current	300	150	307	457	1,548
Marketable securities	—	2,996	5,571	17,807	—
Total assets	18,360	36,810	29,702	38,409	33,391
Working capital	9,857	28,501	20,010	21,379	17,227
Total long term liabilities	6,965	32,325	5,215	—	—
Stockholders'/Members’ equity (Deficiency in assets)	$3,856	$(2,594)	$17,992	$30,336	$22,937

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

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose. During August 2017, we announced FDA acceptance of our IND for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor: subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04) and subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05). In addition, clinically meaningful improvements were also demonstrated in the following key areas: subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening) and subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo. In addition, iNO was well-tolerated with no safety concerns supporting the continuation into cohort 2. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. We are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a

PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The therapy was well tolerated with no related safety concerns. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We are currently evaluating alternatives for the funding and timing of this program.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have finalized the design of the study and are in the process of initiating sites, and expect to enroll our first subject in early 2019, with results expected later in 2019.

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we have discontinued the trial. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns.

In addition, other potential indications for our INOpulse platform include: chronic thromboembolic PH, or CTEPH and PH associated with pulmonary edema from high altitude sickness.

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

Financial Operations Overview

Prior to February 2014, we were a wholly-owned subsidiary of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As part of an internal reorganization of Ikaria in October 2013, Ikaria transferred to us exclusive worldwide rights, with no royalty obligations, to develop and commercialize pulsed nitric oxide in PAH, PH-COPD and PH-IPF. Following the internal reorganization, in February 2014, Ikaria distributed all of our then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock, which we refer to as the Spin-Out, and as a result we became a stand-alone company. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (PH-PF), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including to potentially advance INOpulse for PH-COPD, and seek to identify additional early-stage product candidates.

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

In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor.

INOpulse for PH-COPD
We completed and received results from a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2a clinical trial of INOpulse for PH-COPD in July 2014. During September 2017, we shared results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached agreement with the FDA on the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. We are currently evaluating alternatives for the funding and timing of this program.

 INOpulse for PAH
We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns.

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

Results of Operations

 Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	$ Change	% Change
Research and development expenses:
PH-ILD and PH-COPD	2,147	478	1,669	349%
PAH	$6,917	$6,117	$800	13%
BCM	36	63	(27)	(43)%
Drug and delivery system costs	$4,856	$4,724	$132	3%
Clinical programs	13,956	11,382	2,574	23%
Research and development infrastructure	4,964	5,373	(409)	(8)%
INOpulse engineering	1,339	1,099	240	22%
Total research and development expenses	20,259	17,854	2,405	13%
General and administrative expenses	7,621	6,745	876	13%
Loss from operations	(27,880)	(24,599)	(3,281)	13%
Change in fair value of common stock warrant liability	24,877	(30,403)	55,280	(182)%
Interest and other income, net	378	184	194	105%
Pre-tax loss	(2,625)	(54,818)	52,193	(95)%
Income tax benefit	(5,439)	—	(5,439)	N/A
Net income (loss)	$2,814	$(54,818)	$57,632	(105)%

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2018 were $27.9 million compared to $24.6 million for the year ended December 31, 2017, an increase of $3.3 million, or 13%. This increase was primarily due to increased research and development expenses pertaining to our PH-ILD and PAH clinical trials as well as an increase in general and administration expenses.

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2018 were $20.3 million compared to $17.9 million for the year ended December 31, 2017, an increase of $2.4 million, or 13%. Total research and development expenses consisted primarily of the following:

•
PH-ILD and PH-COPD research and development expenses for the year ended December 31, 2018 were $2.1 million compared to $0.5 million for the year ended December 31, 2017, an increase of $1.7 million, or 349%. The increase was primarily due to start up fees associated with these programs and due to increased spending on our PH-ILD Phase 2b trial.

•
PAH research and development expenses for the year ended December 31, 2018 were $6.9 million compared to $6.1 million for the year ended December 31, 2017, an increase of $0.8 million, or 13%. The increase was primarily driven by increased spending and closeout cost in the PAH Phase 3 trial.

•
Drug and delivery system costs for the year ended December 31, 2018 were $4.9 million compared to $4.7 million for the year ended December 31, 2017, an increase of $0.2 million, or 3%. The increase was primarily due to material purchases for our PH-ILD trial partially offset by reduction in material purchases for our PAH trial.

•
Research and development infrastructure expenses for the year ended December 31, 2018 were $5.0 million compared to $5.4 million for the year ended December 31, 2017, a decrease of $0.4 million, or 8%. The decrease was mainly due to decreased personnel costs.

•
 INOpulse engineering expenses for the year ended December 31, 2018 were $1.3 million compared to $1.1 million for the year ended December 31, 2017, an increase of $0.2 million, or 22%. The increase was primarily the result of an increase in consulting fees for the INOpulse system.

 General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2018 were $7.6 million compared to $6.7 million for the year ended December 31, 2017, an increase of $0.9 million, or 13%. The increase was primarily due to commercial, intellectual property, financial consulting expenses and stock based compensation expenses.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the year ended December 31, 2018 was income of $24.9 million compared to an expense of $30.4 million for the year ended December 31, 2017, a change of $55.3 million. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and the timing of the warrants' issuance.

Income Tax Benefit. We had $5.4 million of income tax benefit for the year ended December 31, 2018 compared to zero for the year ended December 31, 2017. We have sold $61.5 million of state net operating losses, or NOLs, and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and, subject to program availability and state approval, have plans to sell additional NOLs and credits under the same program in following years as well.

 Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	$ Change	% Change
Research and development expenses:
PH-ILD and PH-COPD	$478	$185	$293	158%
PAH	6,117	6,430	(313)	(5)%
BCM	63	425	(362)	(85)%
Drug and delivery system costs	4,724	3,017	1,707	57%
Clinical programs	11,382	10,057	1,325	13%
Research and development infrastructure	5,373	4,732	641	14%
INOpulse engineering	1,099	1,861	(762)	(41)%
Total research and development expenses	17,854	16,650	1,204	7%
General and administrative expenses	6,745	7,107	(362)	(5)%
Loss from operations	(24,599)	(23,757)	(842)	4%
Change in fair value of common stock warrant liability	(30,403)	(590)	(29,813)	5,053%
Interest and other income, net	184	95	89	94%
Pre-tax loss	(54,818)	(24,252)	(30,566)	126%
Income tax benefit	—	(438)	438	(100)%
Net loss	$(54,818)	$(23,814)	$(31,004)	130%

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

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2017 were $17.9 million compared to $16.7 million for the year ended December 31, 2016, an increase of $1.2 million, or 7%. Total research and development expenses consisted primarily of the following:

•
PH-ILD and PH-COPD expenses for the year ended December 31, 2017 were $0.5 million compared to $0.2 million for the year ended December 31, 2016, an increase of $0.3 million or 158%. The increase was primarily due to clinical supplies and consulting fees to support the new Phase 2 clinical trials.

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

•
Drug and delivery system costs for the year ended December 31, 2017 were $4.7 million compared to $3.0 million for the year ended December 31, 2016, an increase of $1.7 million, or 57%. The increase was primarily due to the bulk purchase of cartridges in 2017 and an increase in cartridge fills to support the Phase 3 clinical trial. Starting in 2017, we began reporting drug and delivery system costs in a separate line in our Results of Operations discussion due to the fact that these costs support multiple trials and at the time we incur these costs we do not know how to allocate them to a specific trial. In previous years, these expenses were related only to one trial.

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

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the year ended December 31, 2017 was $30.4 million compared to $0.6 million for the year ended December 31, 2016, a change of $29.8 million. The warrants were issued in November 2016 and in May 2017 and the increase was primarily due to an increase in our stock price and the timing of the warrants' issuance.

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
We had cash and cash equivalents of $16.6 million as of December 31, 2018. Our existing cash and cash equivalents and marketable securities as of December 31, 2018 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc.We expect to report top-line results for these trials during 2019.

On October 25, 2016, we filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, we completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of our common stock and warrants exercisable for up to 17,142,858 shares of our common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and expires five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by us under certain situations. During the years ended December 31, 2018 and 2017, we received proceeds of $0.2 million for the exercise of 239,824 warrants and $2.3 million for exercise of 2,872,585 warrants, respectively.

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

On June 25, 2018, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 6, 2018. The shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

On January 25, 2019, we completed the sale of 10,000,000 shares of our common stock at a public offering price of $0.70 per share, resulting in net proceeds of approximately $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million.
We continue to pursue potential sources of funding, including equity financing.
We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2018, the proceeds from the January 25, 2019 public offering and proceeds that will become available to us upon sale of our state NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We sold $61.5 million of state NOLs and $0.2 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and we sold an additional $20 million of state NOLs for net proceeds of $1.7M in January 2019. Subject to program availability and state approval, we also plan to sell additional NOLs and credits under the same program later in 2019. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Operating activities	$(15,495)	$(15,896)	$(17,213)
Investing activities	3,000	2,577	12,199
Financing activities	166	27,784	13,207

Net change in cash, cash equivalents and restricted cash	$(12,329)	$14,465	$8,193

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $15.5 million compared to $15.9 million for the year ended December 31, 2017, a decrease of $0.4 million, or 3%. The decrease in cash used in operating activities was primarily due to changes in operating assets and liabilities.

Cash used in operating activities for the year ended December 31, 2017 was $15.9 million compared to $17.2 million for the year ended December 31, 2016, a decrease of $1.3 million, or 8%. The decrease in cash used in operating activities was primarily due to changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 was $3.0 million compared to $2.6 million for the year ended December 31, 2017 which mostly represented net activity related to purchase and sale of our marketable securities.

Cash provided by investing activities for the year ended December 31, 2017 was $2.6 million compared to $12.2 million for the year ended December 31, 2016, which mostly represented net activity related to purchase and sale of our marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $0.2 million, which primarily included the proceeds from warrant exercises, compared to $27.8 million for the year ended December 31, 2017, which included the net proceeds from the PIPE Offering, Direct Offering and proceeds from exercise of warrants.

Cash provided by financing activities for the year ended December 31, 2017 was $27.8 million, which included the net proceeds from our PIPE Offering, Direct Offering and proceeds from exercise of warrants, compared to $13.2 million for the year ended December 31, 2016, which included the net proceeds from our ATM Offering and Secondary Offering.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating Lease Obligations(1)	$2,848	$653	$1,338	$857
Total	$2,848	$653	$1,338	$857

(1)	Operating lease obligations include the lease agreement we entered into on August 6, 2015 for office space in Warren, New Jersey.

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

Research and Development Expense

Research and development costs are expensed as incurred. These expenses include the costs of our proprietary research and development efforts, as well as costs incurred in connection with certain licensing arrangements. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties upon or subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. We expense the cost of purchased technology and equipment in the period of purchase if we believe that the technology or equipment has not demonstrated technological feasibility and does not have an alternative future use. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and are recognized as research and development expense as the related goods are delivered or the related services are performed.

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in Accounting Standards Codification , or ASC Topic 480, Distinguishing Liabilities From Equity , as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify warrant liability on the consolidated balance sheet as current liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liability.  Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. Refer to Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrants.

Stock-Based Compensation

We issue stock based awards to employees and non-employees in the form of stock options, restricted stock awards, or RSAs, and may issue restricted stock units, or RSUs.

We account for our stock-based compensation in accordance with ASC Topic 718 Compensation- Stock Compensation, which establishes accounting for share-based awards, including stock options and restricted stock, exchanged for services and requires companies to expense the estimated fair value of these awards over the requisite service period. We recognize stock-based compensation expense in operations based on the fair value of the award on the date of the grant. The resulting compensation expense is recognized on a straight-line basis over the requisite service period or sooner if the awards immediately vest. We use the Black-Scholes-Merton option pricing model to value our stock option awards. Refer to Note 8 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for stock-based compensation.

Recently Issued Accounting Standards

Adopted

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash,” which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company retrospectively adopted ASU 2016-18 during the quarter ended March 31, 2018 by including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases” (ASU 2018-11), which offers a transition option to entities adopting the new lease standard. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. We will adopt the standard using the modified retrospective method. We continue to evaluate the impact of ASU 2016-02 on its consolidated financial statements. The recognition of lease liabilities and corresponding ROU assets is expected to have a material impact on our consolidated balance sheet. We estimate that it will record approximately $2.6 million of lease liabilities and $2.3 million of ROU assets as of January 1, 2019, the difference representing previously recorded lease-related liabilities. We do not believe the adoption of this standard will have a material impact on its consolidated statements of operations, stockholders’ equity (deficiency in assets) or cash flows. Refer to Note 12 of the financial statement, Commitments and Contingencies, for further information on our existing leases.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, modifies and adds certain disclosure on fair value measurements. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is assessing ASU 2018-03’s impact and will adopt it when effective.

 JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $16.6 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency in assets), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey
March 14, 2019

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$16,645	$28,823
Restricted cash	101	402
Marketable securities	—	2,996
Prepaid expenses and other current assets	650	3,359
Total current assets	17,396	35,580
Restricted cash, non-current	300	150
Other non-current assets	—	54
Property and equipment, net	664	1,026
Total assets	$18,360	$36,810
Liabilities and Stockholders' Equity (Deficiency in Assets)
Current liabilities:
Accounts payable	$2,755	$3,853
Accrued research and development	3,771	1,785
Accrued expenses	1,013	1,441
Total current liabilities	7,539	7,079
Common stock warrant liability	6,965	32,325
Total liabilities	14,504	39,404

Commitments and contingencies (Note 12)

Stockholders' equity (Deficiency in assets):
Common stock, $0.01 par value per share; 200,000,000 and 125,000,000 shares authorized and 58,679,492 and 56,899,353 shares issued and outstanding at December 31, 2018 and 2017, respectively, 289,269 shares paid for and to be issued at December 31, 2017	587	569
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	179,765	176,151
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(176,496)	(179,310)
Total stockholders' equity (deficiency in assets)	3,856	(2,594)

Total liabilities and stockholders' equity (deficiency in assets)	$18,360	$36,810

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$20,259	$17,854	$16,650
General and administrative	7,621	6,745	7,107
Total operating expenses	27,880	24,599	23,757
Loss from operations	(27,880)	(24,599)	(23,757)
Change in fair value of common stock warrant liability	24,877	(30,403)	(590)
Interest and other income, net	378	184	95
Pre-tax loss	(2,625)	(54,818)	(24,252)
Income tax benefit	(5,439)	—	(438)
Net income (loss)	$2,814	$(54,818)	$(23,814)
Weighted average shares outstanding:
Basic	57,446,537	38,950,937	15,057,627
Diluted	65,048,892	38,950,937	15,057,627
Net income (loss) per share:
Basic	$0.05	$(1.41)	$(1.58)
Diluted	$(0.34)	$(1.41)	$(1.58)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$2,814	$(54,818)	$(23,814)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale marketable securities	$4	$(4)	$19
Total other comprehensive income (loss)	$4	$(4)	$19
Comprehensive income (loss)	$2,818	$(54,822)	$(23,795)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)
 (Amounts in thousands except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficiency in Assets)
	Shares	Amount
Balance at December 31, 2015	13,130,800	$131	$130,902	$(19)	$(100,678)	30,336
Net loss	—	—	—	—	(23,814)	(23,814)
Other comprehensive income	—	—	—	19	—	19
Sale of common stock in ATM offering, net of offering expenses of $134	1,025,793	10	2,099	—	—	2,109
Sale of common stock in Secondary Offering, net of offering expenses of $662	17,142,858	172	6,540	—	—	6,712
Stock-based compensation	403,173	4	2,626	—	—	2,630
Balance at December 31, 2016	31,702,624	$317	$142,167	$—	$(124,492)	$17,992
Net loss	—	—	—	—	(54,818)	(54,818)
Other comprehensive loss	—	—	—	(4)	—	(4)
Sale of common stock and warrants in PIPE Offering, net of offering expenses of $677	19,449,834	194	22,565	—	—	22,759
Sale of common stock in Direct Offering, net of offering expenses of $187	2,000,000	20	1,675	—	—	1,695
Warrant exercises - shares exclude 289,269 shares paid for but not issued in 2017	2,872,585	29	6,912	—	—	6,941
Stock-based compensation	874,310	9	2,832	—	—	2,841
Balance at December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net income	—	—	—	—	2,814	2,814
Other comprehensive income	—	—	—	4	—	4
Warrant exercises - shares include 289,269 shares paid for in 2017 and issued in 2018	529,093	5	668	—	—	673
Exercise of stock options	5,875	—	4	—	—	4
Stock-based compensation	1,245,171	13	2,942	—	—	2,955
Balance at December 31, 2018	58,679,492	$587	$179,765	$—	$(176,496)	$3,856

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
 Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,814	$(54,818)	$(23,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	362	373	400
Stock-based compensation	2,955	2,841	2,758
Change in fair value of common stock warrant liability	(24,877)	30,403	590
Accretion and amortization of discounts and premiums on marketable securities, net	—	(6)	34
Issuance costs attributable to common stock warrant liability	—	111	415
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,709	2,972	(946)
Other non-current assets	54	1,437	5,210
Accounts payable, accrued research and development and accrued expenses	488	791	(1,860)
Net cash used in operating activities	(15,495)	(15,896)	(17,213)
Cash flows from investing activities:
Capital expenditures	—	—	(22)
Purchase of marketable securities	—	(5,981)	—
Proceeds from sale of marketable securities	3,000	8,558	12,221
Net cash provided by investing activities	3,000	2,577	12,199
Cash flows from financing activities:
Proceeds received from exercise of warrants	190	2,299	—
Proceeds received from exercise of options	4	—	—
Proceeds from sale of common stock in ATM Offering, net of commissions and offering expenses	—	—	2,144
Proceeds from exercise of warrants pending issuance of common shares	—	231	—
Proceeds from sale of Units in Secondary Offering, net of commissions and offering expenses	—	(235)	11,191
Proceeds from sale of Units in PIPE Offering, net of offering expenses	(28)	22,759	—
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	—	2,730	—
Tax withholding payments for stock compensation	—	—	(128)
Net cash provided by financing activities	166	27,784	13,207
Net change in cash, cash equivalents and restricted cash	(12,329)	14,465	8,193
Cash, cash equivalents and restricted cash at beginning of year	29,375	14,910	6,717
Cash, cash equivalents and restricted cash at end of year	$17,046	$29,375	$14,910
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$4	$(4)	$19
Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$483	$4,411	$—
Unpaid expenses related to offerings	$—	$28	$304

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program is the continued development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse. The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation.

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

Unrealized gains and losses are reported as accumulated other comprehensive income (loss) , except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income, at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest on available-for-sale securities is included in interest and other income.

(g)	Research and Development Expense

Research and development costs are expensed as incurred. These expenses include the costs of the Company’s proprietary research and development efforts, as well as costs incurred in connection with certain licensing arrangements. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties upon or subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. The Company expenses the cost of purchased technology and equipment in the period of purchase if it believes that the technology or equipment has not demonstrated technological feasibility and it does not have an alternative future use. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and are recognized as research and development expense as the related goods are delivered or the related services are performed.

(h) New Accounting Pronouncements

Adopted

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash,” which eliminates the diversity in practice related to the inclusion of restricted cash in the statement of cash flows by requiring that a statement of cash flows include the change during the period in restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company retrospectively adopted ASU 2016-18 during the quarter ended

March 31, 2018 by including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases” (ASU 2018-11), which offers a transition option to entities adopting the new lease standard. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The Company will adopt the standard using the modified retrospective method. The Company continues to evaluate the impact of ASU 2016-02 on its consolidated financial statements. The recognition of lease liabilities and corresponding ROU assets is expected to have a material impact on the Company’s consolidated balance sheet. The Company estimates that it will record approximately $2.6 million of lease liabilities and $2.3 million of ROU assets as of January 1, 2019, the difference representing previously recorded lease-related liabilities. The Company does not believe the adoption of this standard will have a material impact on its consolidated statements of operations, stockholders’ equity (deficiency in assets) or cash flows. Refer to Note 12, Commitments and Contingencies, for further information on the Company’s existing leases.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, modifies and adds certain disclosure on fair value measurements. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is assessing ASU 2018-03’s impact and will adopt it when effective.

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

If the Company obtains regulatory approval for any of its product candidates, the Company expects to incur significant commercialization expenses. The Company does not have a sales, marketing, manufacturing or distribution infrastructure for a pharmaceutical product. To develop a commercial infrastructure, the Company will have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

The Company had cash and cash equivalents of $16.6 million as of December 31, 2018. The Company's existing cash and cash equivalents as of December 31, 2018, will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. As of December 31, 2017, the Company had $2.2 million prepayments of research and development expenses related to its amended drug supply agreement with Ikaria and the clinical research organization it has partnered with for the first of the two Phase 3 clinical trials for INOpulse for PAH. As of December 31, 2018 the prepayments balance was zero.

On October 25, 2016, the Company filed a registration statement on Form S-1 with the SEC, which as amended became effective on November 22, 2016. On November 29, 2016, the Company completed the sale of 17,142,858 Class A Units consisting of an aggregate of 17,142,858 shares of its common stock and warrants exercisable for up to 17,142,858 shares of its common stock at a price of $0.70 per Unit, or the Secondary Offering, resulting in net proceeds of $10.9 million, after deducting placement fees of $0.8 million and offering costs of $0.3 million. Each warrant has an exercise price per full share of common stock equal to $0.80, is immediately exercisable and will expire five years from the date on which such warrant becomes exercisable. The warrants require cash settlement by the Company under certain situations. During the years ended December 31, 2018 and 2017, the Company received proceeds of $0.2 million for the exercise of 239,824 warrants and $2.3 million for exercise of 2,872,585 warrants, respectively. Refer to Note 6 - Common Stock Warrants for further details on the warrants.

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

On June 25, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 6, 2018. The shelf registration allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

On January 25, 2019, the Company completed the sale of 10,000,000 shares of its common stock at a public offering price of $0.70 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million. The Company also granted the underwriter a 45-day option to purchase up to an additional 1,500,000 shares of its common stock at the public offering price per share, less underwriting discounts and commissions.

The Company continues to pursue potential sources of funding, including equity financing.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation, the Company believes that its existing cash and cash equivalents as of December 31, 2018, the proceeds from the January 2019 public offering and proceeds that will become available upon sale of its state net operating losses, or NOLs, and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, the Company plans to sell additional NOLs and credits under the same program later in 2019. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

The Company has based its estimates on assumptions that may prove to be wrong, and the Company may exhaust its capital resources sooner than it expects. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because the Company's product candidates are in clinical development and the outcome of these efforts is uncertain, it may not be able to accurately estimate the actual amounts that will be necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.

Until such time, if ever, as the Company can generate substantial product revenues, its expects to finance its cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about the Company’s ability to continue as a going concern in accordance with relevant accounting guidance may exist in future periods.

(4) Marketable Debt Securities

Marketable securities as of December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government bonds	3,000	—	(4)	2,996
Total	3,000	—	(4)	2,996

Maturities of marketable securities classified as available-for-sale were as follows at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	3,000	2,996
	3,000	2,996

(5) Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Machinery and equipment	$2,048	$2,048
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	2,528
Less accumulated depreciation	(1,864)	(1,502)
	$664	$1,026

(6) Common Stock Warrants

On November 29, 2016, the Company issued 17,142,858 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and are recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2018, 13,741,180 of these warrants were outstanding.

On May 15, 2017, the Company issued to an investor warrants to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2018, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2018, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	19,449,834	15,041,004	$32,325
Exercises	—	(239,824)	(483)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(24,877)
Ending balance	19,449,834	14,801,180	$6,965

The following table summarizes warrant activity for the year ended December 31, 2017 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	—	17,142,858	$5,215
Exercises	—	(3,161,854)	(4,411)
Additions	19,449,834	1,060,000	1,118
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	30,403
Ending Balance	19,449,834	15,041,004	$32,325
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

The following table summarizes fair value measurements by level at December 31, 2018 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$6,965	$6,965

The following table summarizes fair value measurements by level at December 31, 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$2,996	$—	$2,996
Common stock warrant liability	$—	$—	$32,325	$32,325

The Company uses a Black-Scholes-Merton option pricing model to value its common stock warrants. The significant unobservable inputs used in calculating the fair value of common stock warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For volatility, the Company uses its own historical volatility as well as comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants due to its limited history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, may result in significantly higher or lower fair value measurements.
The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Valuation assumptions:
Risk-free interest rate	2.45%	2.08%
Expected volatility	93.61%	96.24%
Expected term (in years)	3.0	4.0
Dividend yield	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of December 31, 2018, the Company had 891 shares available for grant.

As of December 31, 2018, there was approximately $3.7 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.5 years.

No tax benefit was recognized during the years ended December 31, 2018, 2017 and 2016 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

 Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

The weighted average grant-date fair value of options issued during the years ended December 31, 2018, 2017 and 2016 was $1.02, $1.05 and $0.52, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2018, 2017 and 2016.

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Valuation assumptions:
Risk-free interest rate	2.74%	2.04%	1.90%
Expected volatility	84.55%	91.02%	82.48%
Expected term (in years)	6.0	6.0	6.2
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2015	705,180	$4.12	-	13.28	$12.08	8.7
Granted	2,530,770	0.49	-	2.30	0.73
Forfeited	(46,069)	10.22	-	13.28	11.69
Options outstanding as of December 31, 2016	3,189,881	$0.49	-	13.28	$3.08	9.4
Granted	106,300	1.12	-	2.25	1.39
Exercised	(1,000)	0.49			0.49
Forfeited	(25,298)	0.49	-	12.00	1.71
Options outstanding as of December 31, 2017	3,269,883	$0.49	-	13.28	$3.04	8.4
Granted	3,683,228	0.91	-	2.92	1.39
Exercised	(5,875)	0.49	-	1.94	0.52
Expired	(7,983)	13.28			13.28
Forfeited	(170,021)	0.49	-	12.00	1.99
Options outstanding as of December 31, 2018	6,769,232	$0.49	-	13.28	$2.16	8.6
Options vested and exercisable as of December 31, 2018	1,891,010	$0.49	-	13.28	$4.51	7.2

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2018 was $0.3 million.

Restricted Stock

The restricted stock awards granted generally have a vesting period of less than one year.

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2018, 2017 and 2016 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2015	77,793	3.99	$0.3	0.7
Granted	519,871	2.40	1.2
Vested	(417,817)	(2.75)	(1.2)
Forfeited	(24,001)	(3.69)	(0.1)
Restricted stock outstanding as of December 31, 2016	155,846	2.05	$0.3	0.0
Granted	873,310	1.45	1.3
Vested	(700,626)	(1.60)	(1.1)
Restricted stock outstanding as of December 31, 2017	328,530	1.42	$0.5	0.2
Granted	1,245,171	1.41	1.8
Vested	(608,083)	(1.70)	(1)
Restricted stock outstanding as of December 31, 2018	965,618	1.23	$1.2	0.3

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014
	Shares	Range of Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding, vested and exercisable as of December 31, 2015	113,709	$0.26	-	17.92	$8.93	5.2
Forfeited	(26,340)	0.26	-	17.92	8.23
Options outstanding, vested and exercisable as of December 31, 2016	87,369	$7.77	-	17.92	$9.14	4.3
Forfeited	(15,160)	7.77	-	14.91	8.81
Options outstanding, vested and exercisable as of December 31, 2017	72,209	$7.77	-	17.92	$9.21	4.0
Forfeited	(2,590)	11.65			11.65
Options outstanding, vested and exercisable as of December 31, 2018	69,619	$7.77	-	17.92	$9.12	3.2

There were no options exercised during the years ended December 31, 2018, 2017 and 2016. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2018 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended December 31,
(in thousands)	2018	2017	2016
Research and development	$721	$850	$689
General and administrative	2,234	1,991	2,069
Total expense	$2,955	$2,841	$2,758

(9) Income Taxes

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

The Company’s tax rate for 2018 is (193.2%) due to the fact that it sold its New Jersey state Net Operating Losses and Credits and recognized the sale as a benefit in 2018. The Company expects to generate additional losses and currently has a full valuation allowance. The Company’s tax rate for 2017 is 0% because the Company had a full valuation allowance.

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

The key impact of the Tax Act on our financial statement for the year ended December 31, 2017, was the re-measurement of deferred tax balances to the new corporate tax rate. Due to the fact that the company maintains a full valuation allowance on its deferred tax assets, there was no impact to the balance sheet or statements of operations for this re-measurement.

The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
U.S. federal statutory rate	21%	34%	34%
2017 Tax Act	—%	(23.9)%	—%
State and local taxes, net of federal tax effect	105.9%	5.7%	6.6%
Research tax credits	(53.3)%	10.4%	13.7%
Valuation allowance	104%	(4.5)%	(38.9)%
Prior year adjustments	5.4%	0.9%	(13.7)%
Sale of R&D tax credits	(193.3)%	—%	(1.8)%
Expenses associated with common stock warrant liability (a)	(185.6)%	(18.9)%	(1.3)%
Incentive stock options, non-deductible	2.7%	(3.8)%	(0.4)%
	(193.2)%	0%	(1.8)%
 (a) Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2018 and 2017 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2018 are as follows (in thousands):

	December 31, 2018
	Assets	(Liabilities)
Net operating loss carryforwards	$22,325	$—
Research tax credit carryforwards	23,828	—
Property and equipment	—	(69)
Stock based compensation	1,290	—
Intangible assets	6,691	—
Accrued expenses	920	—
Subtotal	55,054	(69)
Valuation allowance	(54,985)	—
Total deferred tax assets (liabilities)	$69	$(69)
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2017 are as follows (in thousands):

	December 31, 2017
	Assets	(Liabilities)
Net operating loss carryforwards	$21,006	$—
Research tax credit carryforwards	22,246	—
Property and equipment	—	(89)
Stock based compensation	980	—
Intangible assets	7,354	—
Accrued expenses	562	—
Subtotal	52,148	(89)
Valuation allowance	(52,059)	—
Total deferred tax assets (liabilities)	$89	$(89)
Net deferred tax assets	$—	0

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2018, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $89.1 million and for state income tax reporting purposes of approximately $50.7 million, which expire at various dates between fiscal 2034 and 2038. In February 2018, the Company sold $61.5 million of state NOLs and $0.2 million of R&D credits from 2015 and 2016 under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. In January 2019, the Company sold $20.0 million of state NOLs from 2017 under the same program and plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. As of December 31, 2017 and 2016, the Company had no material uncertain tax positions.

(10) Net Income (Loss) Per Share

	Twelve months ended December 31,
	2018	2017	2016
Net income (loss)	$2,814	$(54,818)	$(23,814)
Weighted-average shares:
Basic	57,446,537	38,950,937	15,057,627
Effect of dilutive securities:
Warrants	7,602,355	—	—
Diluted	65,048,892	38,950,937	15,057,627
Net income (loss) per share:
Basic	$0.05	$(1.41)	$(1.58)
Diluted	$(0.34)	$(1.41)	$(1.58)

For the year ended December 31, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 34.4 million which included 6.8 million options to purchase shares, 1.0 million restricted shares and 26.6 million warrants to purchase shares.

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

Operating Leases

 The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2018 (in thousands):

Operating Lease(1)
2019	$653
2020	663
2021	674
2022	686
2023	172
Thereafter	—
Total	$2,848

(1)  Operating lease obligations include the lease agreement the Company entered into on August 6, 2015 for office space in Warren, New Jersey.

     Rent expense is calculated on the straight-line basis and amounted to approximately $0.7 million, $0.7 million, $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Royalty payments and success-based milestones associated with the Company’s license and supply agreements with Ikaria have not been included in the above table of contractual obligations as the Company cannot reasonably estimate if or when they will occur.

License Agreement with Ikaria

In February 2014, the Company entered into a cross-license, technology transfer and regulatory matters agreement with a subsidiary of Ikaria. Pursuant to the terms of the license agreement, Ikaria granted to the Company a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights controlled by Ikaria to engage in the development, manufacture and commercialization of nitric oxide, devices to deliver nitric oxide and related services for or in connection with out-patient, chronic treatment of patients who have PAH, PH-COPD or PH associated with idiopathic pulmonary fibrosis, or PH-IPF. Pursuant to the terms of the license agreement, the Company granted Ikaria a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights that the Company controls to engage in the development, manufacture and commercialization of products and services for or used in connection with the diagnosis, prevention or treatment, whether in- or out-patient, of certain conditions and diseases other than PAH, PH-COPD or PH-IPF and for the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital. The Company agreed that, during the term of the license agreement, it will not, without the prior written consent of Ikaria, grant a sublicense under any of the intellectual property licensed to the Company under the license agreement to any of its affiliates or any third party, in either case, that directly or indirectly competes with Ikaria’s nitric oxide business. In July 2015, the Company and Ikaria entered into an amendment to the license agreement to expand the scope of the Company’s license to allow the Company to develop its INOpulse program for the treatment of three additional indications: chronic thromboembolic PH, or CTEPH, PH associated with sarcoidosis and PH associated with pulmonary edema from high altitude sickness. Subject to the terms set forth therein, the amendment to the license agreement also provides that the Company will pay Ikaria a royalty equal to 5% of net sales of any commercialized products for the three additional indications. In November 2015, the Company entered into an amendment to its exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (PH-PF), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

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

In August 2009, the Company entered into a license agreement with BioLineRx Ltd. and BioLine Innovations Jerusalem L.P., which are referred to collectively as BioLine, under which the Company obtained an exclusive worldwide license to BCM. In July 2018, the Company informed BioLineRx Ltd., from whom it in-licensed the BCM technology, on its decision to discontinue further development and terminate the License and Commercialization Agreement.

(12) Quarterly Financial Data (unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
(in thousands, except share/ and per share data)	2018	2017	2018	2017	2018	2017	2018	2017

Operating expenses:
Research and development	$2,817	$5,390	$5,247	$4,438	$5,815	$4,689	$6,380	$3,337
General and administrative	1,867	1,919	1,584	1,746	2,058	1,634	2,112	1,446
Total operating expenses	4,684	7,309	6,831	6,184	7,873	6,323	8,492	4,783
Loss from operations	(4,684)	(7,309)	(6,831)	(6,184)	(7,873)	(6,323)	(8,492)	(4,783)
Change in fair value of common stock warrant liability	3,676	(16,948)	17,840	(1,435)	(3,689)	2,367	7,050	(14,387)
Interest income	96	98	92	33	91	26	99	27
Pre-tax (loss) income	(912)	(24,159)	11,101	(7,586)	(11,471)	(3,930)	(1,343)	(19,143)
Income tax benefit	—	—	—	—	—	—	5,439	—
Net loss (income)	$(912)	$(24,159)	$11,101	$(7,586)	$(11,471)	$(3,930)	$4,096	$(19,143)
Weighted average shares outstanding:
Basic	57,713,874	55,109,847	57,710,251	34,989,831	57,229,459	33,558,669	57,059,686	31,934,253
Diluted	59,575,730	55,109,847	64,544,504	34,989,831	57,229,459	40,491,044	72,100,690	31,934,253
Net income (loss) per share:
Basic	$(0.02)	$(0.44)	$0.19	$(0.22)	$(0.20)	$(0.12)	$0.07	$(0.60)
Diluted	$(0.08)	$(0.44)	$(0.10)	$(0.22)	$(0.20)	$(0.15)	$(0.04)	$(0.60)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of this exemption.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.                           Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2019 Annual Meeting of Stockholders (our “2019 Proxy Statement”).

On March 12, 2019, based on the Nominating and Corporate Governance Committee’s recommendation, the Board of Directors appointed Crispin Teufel as a director effective March 18, 2019. Mr. Teufel will represent Linde North America, Inc. (Linde), our fourth largest shareholder. Jens Luehring, who has recently left Linde to become CEO of a newly formed spin off company,  will not stand for reelection at our annual meeting of stockholders and will be succeeded by Mr. Teufel. Additionally, Daniel Tasse has recently assumed new CEO responsibilities that require him to step down from our Board and will also not stand for reelection.  Messrs. Tassé and Luehring will continue to serve as members of our board of directors until their terms expire at the conclusion of the 2019 Annual Meeting of Stockholders.

Mr. Crispin Teufel will join as a member of our Audit Committee and Compensation Committee. Mr. Teufel’s biography is set forth below. Mr. Teufel will receive compensation for his service as a non-employee director in accordance with the Company’s previously disclosed amended director compensation program, including the award of a one-time nonqualified stock option under the Company’s 2015 Equity Incentive Plan to purchase 25,000 shares of Common Stock.

Crispin Teufel was appointed to our Board effective March 18, 2019. Since 2017, Mr. Teufel has served as the Chief Executive Officer of Lincare Holdings Inc., the leading national provider of respiratory services in the home, and as its Chief Financial Officer since 2013. Mr. Teufel serves on the board of directors of the German-American Chamber of Commerce. Mr. Teufel holds an MBA in Economics from Ruhr University Bochum, Germany, is a Certified Public Accountant and is a German Tax Advisor under Germany’s Taxation and Ministry of Finance. We believe that Mr. Teufel is qualified to serve on our Board because of his managerial, financial and business experience.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 12, 2019.

Name	Age	Position
Fabian Tenenbaum	45	Chief Executive Officer
Peter Fernandes	64	Chief Regulatory and Safety Officer
Assaf Korner	41	Chief Financial Officer and Secretary
Martin Dekker	46	Vice President of Engineering and Manufacturing
Amy Edmonds	47	Vice President of Clinical Operations and Administration
Parag Shah	42	Vice President of Business Operations

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
Peter Fernandes has been our Chief Regulatory and Safety Officer since May 2015. Prior to joining us, Mr. Fernandes was Vice President of Global Regulatory Affairs at Ikaria Inc., from October 2012 to May 2015, and in this capacity also led our regulatory group since its inception in February 2014. Previously, he led Regulatory Affairs and Quality Assurance for OptiNose, Inc. from October 2010 to September 2012, was Vice President US Drug Regulatory Affairs Respiratory and US

DRA Respiratory Franchise Head for Novartis Pharmaceuticals from November 2007 to October 2010. He has also served as the Head of US Development Site and Vice President of Regulatory Affairs and Quality Assurance at Altana Pharma, a subsidiary of Nycomed Inc., and led the US Respiratory and GI Drug Regulatory Affairs group at Boehringer Ingelheim. Mr. Fernandes has an M. Pharm. from the Grant Medical College and a B. Pharm. from the K.M. K College of Pharmacy, both at the University of Bombay in India.
Assaf Korner has served as our Chief Financial Officer and Secretary since January 2018. Prior to joining us, Mr. Korner served as the Chief Financial Officer of L&R Distributors, a national distributor, since February 2016. Prior to that, Mr. Korner served as the Chief Financial Officer of Iluminage Beauty, a Joint Venture between Unilever and Syneron Medical, from 2011 through January 2016. Prior to Iluminage Beauty, Mr. Korner held several senior finance roles in Syneron Medical from 2005 through 2011. Prior to Syneron Medical, Mr. Korner served as a Senior Auditor at KPMG. Mr. Korner holds an MBA from Tel-Aviv University, Israel, a Bachelor’s degree in Accounting and Economics from Haifa University, Israel and is a Certified Public Accountant.
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
Parag Shah, Ph.D. has served as our Vice President of Business Operations since April 2016 with responsibilities for Project Management, Supply Distribution, Pre-Clinical and Business Development activities. Prior to joining us, Dr. Shah was Principal Scientist at Pfizer from 2004 through 2010 where he was responsible for leading multiple parenteral and liquid formulation development teams. In addition, Dr. Shah was a member of multiple Limited Duration Teams including serving as Pfizer’s Team Lead for the Nanoparticle Network responsible for internal and external evaluation of nanoparticle technologies. Dr. Shah joined Ikaria as Parenteral Development Lead in 2010 and assumed additional responsibilities in 2012 as Director, Pharmaceutical Science, covering both Pharmaceutical Development and Clinical Supply Management. Dr. Shah received his Bachelor’s degree from Carnegie Mellon and his Ph.D. in Chemical Engineering from The University of Texas at Austin.
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

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy Statement.

Item 11.                           Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2019 Proxy Statement.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Increase in the Number of Shares To Be Granted Under the Company's 2015 Equity Plan (Proposal No. 3)” in our 2019 Proxy Statement.

Item 13.                           Certain Relationships and Related Transactions, and Director Independence

 The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2019 Proxy Statement.

Item 14.                           Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.

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
3.1
Restated Certificate of Incorporation of the Registrant, as amended, dated July 30, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 7, 2018)

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

10.12
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

10.13
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.14+
Employment Agreement, dated June 20, 2014, between Jonathan M. Peacock, the Registrant and Bellerophon Services, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.15
Form of Management Rights Letter between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.16+
Amendment to Assumed Employment Agreement, dated as March 13, 2015, between Jonathan M. Peacock and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on May 15, 2015)

10.17+
Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.18+
Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.19
Lease Agreement between 184 Property Owner, LLC and the Registrant dated August 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.20
Second Amendment to the Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, dated July 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.21
Form of Amendment to Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services,  Inc. dated July 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.22+
Offer Letter between Deborah Quinn and the Registrant dated December 8, 2014 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.23+
Offer Letter between Amy Edmonds and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.24+
Form of Restricted Stock Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 4, 2015)

10.25
Second Amendment to Drug Clinical Supply Agreement and Third Amendment to Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement, dated November 16, 2015, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 12, 2016)

10.26+
Employment Agreement between the Registrant and Fabian Tenenbaum, effective as of November 11, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2016)

10.27+
Amended and Restated Employment Agreement between Jonathan M. Peacock and the Registrant dated March 12, 2016 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 21, 2016)

10.28
Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-214230) filed with the SEC on November 21, 2016)

10.29
Form of Securities Purchase Agreement, dated May 9, 2017, by and between Bellerophon Therapeutics, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 11, 2017)

10.30
Engagement Letter between Bellerophon Therapeutics, Inc. and H.C. Wainwright & Co., LLC, dated as of May 9, 2017 (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 11, 2017)

10.31
Securities Purchase Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2017)

10.32
Registration Rights Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 27, 2017)

10.33+	Offer Letter between Assaf Korner and the Registrant dated December 18, 2017 (incorporated by reference to Exhibit 5.02 on Form 8-K filed with the SEC on December 20, 2017)
10.34+
Form of Retention Agreement by and between the Registrant and each of all Company's employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on August 13, 2018)

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

Date: March 14, 2019

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabian Tenenbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
Fabian Tenenbaum

/s/ Assaf Korner	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019
Assaf Korner

/s/ Jonathan M. Peacock	Chairman	March 14, 2019
Jonathan M. Peacock

/s/ Naseem Amin	Director	March 14, 2019
Naseem Amin

/s/ Scott P. Bruder	Director	March 14, 2019
Scott P. Bruder

/s/ Mary Ann Cloyd	Director	March 14, 2019
Mary Ann Cloyd

/s/ Jens Luehring	Director	March 14, 2019
Jens Luehring

/s/ Andre V. Moura	Director	March 14, 2019
Andre V. Moura

/s/ Daniel Tassé	Director	March 14, 2019
Daniel Tassé

/s/ Matthew M. Bennett	Director	March 14, 2019
Matthew M. Bennett

/s/ Ted Wang	Director	March 14, 2019
Ted Wang