Form 10-Q
period 2019-03-31
Bellerophon Therapeutics, Inc.
filed 2019-05-09
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BLPH	The Nasdaq Global Market

The number of shares outstanding of the registrant’s common stock as of May 8, 2019:  68,906,765

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,679	$16,645
Restricted cash	101	101
Prepaid expenses and other current assets	948	650
Total current assets	21,728	17,396
Restricted cash, non-current	300	300
Right of use asset, net	2,189	—
Property and equipment, net	576	664
Total assets	$24,793	$18,360
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,638	$2,755
Accrued research and development	3,187	3,771
Accrued expenses	885	1,013
Current portion of operating lease liability	547	—
Total current liabilities	7,257	7,539
Long term operating lease liability	$1,882	$—
Common stock warrant liability	5,349	6,965
Total liabilities	14,488	14,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 68,906,765 and 58,679,492 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	689	587
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	186,907	179,765
Accumulated deficit	(177,291)	(176,496)
Total stockholders’ equity	10,305	3,856
Total liabilities and stockholders’ equity	$24,793	$18,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$2,305	$6,380
General and administrative	2,037	2,112
Total operating expenses	4,342	8,492
Loss from operations	(4,342)	(8,492)
Change in fair value of common stock warrant liability	1,616	7,050
Interest and other income, net	130	99
Pre-tax loss	(2,596)	(1,343)
Income tax benefit	1,801	5,439
Net (loss) income	$(795)	$4,096
Weighted average shares outstanding:
Basic	65,191,635	57,059,686
Diluted	65,191,635	72,100,690
Net (loss) income per share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(795)	$4,096
Other comprehensive income
Unrealized loss on available-for-sale marketable securities	—	(1)
Total other comprehensive loss	—	(1)
Comprehensive (loss) income	$(795)	$4,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
December 31, 2018	58,679,492	$587	$179,765	$(176,496)	$3,856
Net loss	—	—	—	(795)	(795)
Public offering	10,000,000	100	6,136	—	6,236
Stock-based compensation	227,273	2	1,006	—	1,008
March 31, 2019	68,906,765	$689	$186,907	$(177,291)	$10,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(795)	$4,096
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of common stock warrant liability	(1,616)	(7,050)
Accretion and amortization of discounts and premiums on marketable securities, net	—	1
Stock based compensation	1,008	716
Depreciation	88	91
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(298)	343
Other non-current assets	—	14
Accounts payable, accrued research and development, and accrued expenses	(727)	1,345
Net cash used in operating activities	(2,340)	(444)
Cash flows from financing activities:
Proceeds from sale of Units in PIPE Offering, net of offering expenses	—	(28)
Proceeds from issuance of common stock in Public Offering	6,374	—
Net cash provided by (used in) financing activities	6,374	(28)

Net change in cash, cash equivalents and restricted cash	4,034	(472)
Cash, cash equivalents and restricted cash at beginning of period	17,046	29,375
Cash, cash equivalents and restricted cash at end of period	$21,080	$28,903

Non-cash financing activities:
Unpaid expenses related to offerings	$138	$720

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 for the Company are not necessarily indicative of the results expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period, including right of use asset and operating lease liability, accrued expenses, accrued research and development expenses, stock-based compensation, common stock warrant liabilities and income taxes. Actual results could differ from those estimates.

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

(g) Recently Issued Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which along with subsequent ASUs, was codified as Accounting Standards Codification 842 (ASC 842) and provides accounting guidance for both lessee and lessor accounting models. The new standard became effective for the Company on January 1, 2019. The Company adopted the standard using the effective date method at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The recognition of lease liabilities and corresponding ROU assets had a material impact on our consolidated balance sheet. Upon adoption, as of January 1, 2019, we recognized a $2.6 million operating lease liability and a $2.3 million ROU asset. The adoption of this standard did not have a material impact on the Company's consolidated statements of operations, stockholders’ equity or cash flows.

Not Yet Adopted

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

The Company had cash and cash equivalents of $20.7 million as of March 31, 2019. The Company's existing cash and cash equivalents as of March 31, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc.

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

On January 25, 2019, the Company completed the sale of 10,000,000 shares of its common stock at a public offering price of $0.70 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and other offering costs of $0.3 million. Such shares were sold pursuant to the Company's effective shelf registration statement on Form S-3.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company's current plans, which are subject to change as discussed below, management believes that the Company's existing cash and cash equivalents as of March 31, 2019 and proceeds expected to become available upon sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

In April 2019, the Company announced that it reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial. The Company is currently reviewing its clinical plans following the agreement with the FDA. If the Company decides to incur startup costs related to the Phase 3 trial in the next 12 months, its operating cash needs are likely to increase and its existing cash and cash equivalents as of March 31, 2019 may not be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Absent additional funding, these activities could raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to access funding in any form is not assured and is likely to be influenced by the results of its ongoing and planned clinical trials.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, the Company plans to sell additional NOLs and credits under the same program later in 2019 or early 2020. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed or is unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

(4) Leases

The Company has an operating lease for the use of an office and research facility in Warren, NJ. The Warren NJ lease is for a term of four years with a term date of March 31, 2023, with the Company's right to extend the original term for one period of five years. The office and research facility operating lease in is included in "Right of use asset, net" on the Company's March 31, 2019 consolidated balance sheet and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Current portion of operating lease liability" and "Long term operating lease liability" on the Company's March 31, 2019 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.

We do not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our Consolidated Balance Sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2019 were deminimis.

Information related to the Company's right-of-use asset and related lease liability were as follows ($ amounts in thousands):

Three months ended
March 31, 2019
Cash paid for operating lease liability	$161
Operating lease expenses	153
Remaining lease term	4 years
Discount rate	4.98%

Maturities of the lease liability as of March 31, 2019 were as follows :
2019	$492
2020	664
2021	674
2022	685
2023	172
2,687
Less imputed interest	(258)
Total operating lease liability	2,429

Rent expense for the three months ended March 31, 2018 was $0.2 million.

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $0.80 per share. As the warrants, under certain situations, could require cash settlement, the warrants are classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2019, warrants to purchase 13,741,180 shares were outstanding.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2019, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2019, all of these warrants were outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	19,449,834	14,801,180	$6,965
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(1,616)
Warrants outstanding as of March 31, 2019	19,449,834	14,801,180	$5,349

The following table summarizes warrant activity for the three months ended March 31, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	$32,325
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(7,050)
Warrants outstanding as of March 31, 2018	19,449,834	15,041,004	$25,275
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

The following table summarizes fair value measurements by level at March 31, 2019 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	—	—	5,349	5,349

 The following table summarizes fair value measurements by level at December 31, 2018 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liabilities	—	—	6,965	6,965

The Company uses a Black-Scholes-Merton option pricing model to value its liability classified common stock warrants. The significant unobservable inputs used in calculating the fair value of common stock warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Valuation assumptions:
Risk-free interest rate	2.22%	2.45%
Expected volatility	100.12%	93.61%
Expected term (in years)	2.7	3.0
Dividend yield	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. As of March 31, 2019, the Company had 2,572,425 shares available for grant under the 2015 plan.

As of March 31, 2019, there was approximately $3.1 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.6 years.

No tax benefit was recognized during the three months ended March 31, 2019 and 2018 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the three months ended March 31, 2019 and 2018 were $0.62 and $1.55, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Valuation assumptions:
Risk-free rate	2.51%	2.43%
Expected volatility	82.96%	90.82%
Expected term (years)	6.0	6.1
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2019 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	6,769,232	$0.49	-	13.28	$2.16	8.6
Granted	214,680	0.67	-	0.88	0.88
Forfeited	(13,487)	0.49	-	12.00	5.60
Options outstanding as of March 31, 2019	6,970,425	$0.49	-	13.28	$2.11	8.4
Options vested and exercisable as of March 31, 2019	2,346,813	$0.49	-	13.28	$4.02	7.3

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2019 was $0.3 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2019 were in relation to director compensation and vested in full on the grant date.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2019 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2018	965,618	$1.23	$1.2	0.3
Granted	227,273	0.88	0.2
Vested	(312,036)	(1.43)	(0.4)
Restricted stock outstanding as of March 31, 2019	880,855	$1.07	$0.9	0.1

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the three months ended March 31, 2019, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	69,619	$7.77	-	17.92	$9.12	3.2
Forfeited	(11,055)	7.77	-	14.91	8.66	—
Options outstanding as of March 31, 2019	58,564	$7.77	-	17.92	$9.20	2.8
Options vested and exercisable as of March 31, 2019	58,564	$7.77	-	17.92	$9.12	2.8

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2019 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$311	$198
General and administrative	697	518
Total expense	$1,008	$716

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2019 and 2018, the effective tax rate for each of the three months ended March 31, 2019 and 2018 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2019 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

In January 2019, the Company sold 20.0 million of state NOLs for net proceeds of $1.7 million under the State of New Jersey's Technology Business Tax Certificate Transfer Program, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the three months ended March 31, 2019. In February 2018, the Company sold $61.5 million of state NOLs and $0.2 million of research and development credits under the same program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the three months ended March 31, 2018. Subject to state approval, the Company plans to sell additional NOLs and credits under the same program in 2019 as well. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

As of March 31, 2019, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net (Loss) Income Per Share

	Three Months Ended
	2019	2018
Net (loss) income	$(795)	$4,096
Weighted-average shares:
Basic	65,191,635	57,059,686
Effect of dilutive securities:
Warrants	—	15,041,004
Diluted	65,191,635	72,100,690
Net (loss) income per share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$(0.04)

As of March 31, 2019, the Company had 7.0 million options to purchase shares, 0.9 million restricted shares and 34.3 million warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

For the three months ended March 31, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 23.9 million which included 4.2 million options to purchase shares, 0.3 million restricted shares and 19.4 million warrants to purchase shares.

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net (loss) income, adjusted to reflect the impact of dilutive warrants, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe dose. During August 2017, we announced FDA acceptance of our IND for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor: subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04) and subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05). In addition, clinically meaningful improvements were also demonstrated in the following key areas: subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening) and subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo. In addition, iNO was well-tolerated with no safety concerns supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in moderate to vigorous activity from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. We are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have finalized the design of the study and are in the process of initiating sites, and expect to enroll our first subject in early 2019, with results expected in the second half of 2019.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including Phase 3 trial for PH-ILD, potentially advance INOpulse for PH-COPD, and seek to identify additional early-stage product candidates.

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

INOpulse for PH-ILD
We initiated our clinical program in PH-ILD in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial.

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

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. We manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PH-ILD and PH-COPD by third party turnkey manufacturers.

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

 Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD and PH-COPD	$609	$501	$108	22%
PAH	94	2,257	(2,163)	(96)%
BCM	—	6	(6)	(100)%
Drug and delivery system costs	125	1,800	(1,675)	(93)%
Clinical programs	828	4,564	(3,736)	(82)%
Research and development infrastructure	1,185	1,493	(308)	(21)%
INOpulse engineering	292	323	(31)	(10)%
Total research and development expenses	2,305	6,380	(4,075)	(64)%
General and administrative expenses	2,037	2,112	(75)	(4)%
Total operating expenses	4,342	8,492	(4,150)	(49)%
Loss from operations	(4,342)	(8,492)	4,150	(49)%
Change in fair value of common stock warrant liability	1,616	7,050	(5,434)	(77)%
Interest and other income, net	130	99	31	31%
Pre-tax loss	(2,596)	(1,343)	(1,253)	93%
Income tax benefit	$1,801	$5,439	(3,638)	(67)%
Net loss	$(795)	$4,096	$(4,891)	(119)%

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2019 were $4.3 million compared to $8.5 million for the three months ended March 31, 2018, a decrease of $4.2 million, or (49)%. This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial as well as drug and delivery system costs.

Research and Development Expenses.  Total research and development expenses for the three months ended March 31, 2019 were $2.3 million compared to $6.4 million for the three months ended March 31, 2018, a decrease of $4.1 million, or (64)%. Total research and development expenses consisted of the following:

• PH-ILD and PH-COPD expenses for the three months ended March 31, 2019 were $0.6 million, compared to $0.5 million for the three months ended March 31, 2018, an increase of $0.1 million, or 22%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•            PAH research and development expenses for the three months ended March 31, 2019 were $0.1 million, compared to $2.3 million for the three months ended March 31, 2018, a decrease of $2.2 million, or (96)%. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

• Drug and delivery system costs were $0.1 million for the three months ended March 31, 2019, compared to $1.8 million for the three months ended March 31, 2018, a decrease of $1.7 million, or (93)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

General and Administrative Expenses.  General and administrative expenses were $2.0 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018, a decrease of $0.1 million, or (4)%. The decrease was primarily due to lower consulting expenses partially offset by increase in stock based compensation.

Income Tax Benefit. Income tax benefit was $1.8 million for the three months ended March 31, 2019, compared to $5.4 million for the three months ended March 31, 2018, a decrease of $3.6 million, or (67)%. The benefit in the first quarter of 2019 was from the sale of $20.0 million of state NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The benefit in the first quarter of 2018 was from the sale of $61.5 million of state NOLs and $0.2 million of research and development credits under the same program for net proceeds of $5.3 million.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended March 31, 2019 was a gain of $1.6 million, compared to a gain of $7.1 million for the three months ended March 31, 2018. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price.

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

We had cash and cash equivalents of $20.7 million as of March 31, 2019. Our existing cash and cash equivalents as of March 31, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. We expect to report top-line results for these trials during the second half of 2019.

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

On January 25, 2019, we completed the sale of 10,000,000 shares of our common stock at a public offering price of $0.70 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and other offering costs of $0.3 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and our current plans, which are subject to change as discussed below, we believe that our existing cash and cash equivalents as of March 31, 2019 and proceeds expected to become available upon sale of our state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial. We are currently reviewing our clinical plans following the agreement with the FDA. If we decide to incur startup costs related to the Phase 3 trial in the next 12 months, our operating cash needs are likely to increase and our existing cash and cash equivalents as of March 31, 2019 may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Absent additional funding, these activities could raise substantial doubt about our ability to continue as a going concern. Our ability to access funding in any form is not assured and is likely to be influenced by the results of our ongoing and planned clinical trials.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and have sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, we plan to sell additional NOLs and credits under the same program later in 2019 or early 2020. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, sales of state NOL and R&D credits, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or are unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2019	2018
Operating activities	$(2,340)	$(444)
Financing activities	6,374	(28)
Net change in cash, cash equivalents and restricted cash	$4,034	$(472)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $2.3 million as compared to $0.4 million for the three months ended March 31, 2018. The increase in cash used in operating activities was primarily due to the lower net proceeds received in 2019 from selling the New Jersey state NOLs and R&D tax credits of $1.7 million compared to $5.3 million in 2018, partially offset by a decrease in our operating expenses.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $6.4 million which included the proceeds from the January 2019 Public Offering. Cash used in financing activities for the three months ended March 31, 2018 was de minimis.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $20.7 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

With the exception of controls related to the adoption of ASC 842, Leases, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.         Other Information.

None.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
We are currently not a party to any material legal proceedings.

Item 1A.   Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

BELLEROPHON THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)