Form 10-Q
period 2019-06-30
Bellerophon Therapeutics, Inc.
filed 2019-08-08
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 7, 2019:  68,906,765

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,798	$16,645
Restricted cash	102	101
Prepaid expenses and other current assets	825	650
Total current assets	17,725	17,396
Restricted cash, non-current	300	300
Right of use asset, net	2,065	—
Property and equipment, net	488	664
Total assets	$20,578	$18,360
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822	$2,755
Accrued research and development	2,580	3,771
Accrued expenses	752	1,013
Current portion of operating lease liability	556	—
Total current liabilities	6,710	7,539
Long term operating lease liability	$1,739	$—
Common stock warrant liability	667	6,965
Total liabilities	9,116	14,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 68,906,765 and 58,679,492 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	689	587
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	192,169	179,765
Accumulated deficit	(181,396)	(176,496)
Total stockholders’ equity	11,462	3,856
Total liabilities and stockholders’ equity	$20,578	$18,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$2,629	$5,815	$4,934	$12,195
General and administrative	1,596	2,058	3,633	4,170
Total operating expenses	4,225	7,873	8,567	16,365
Loss from operations	(4,225)	(7,873)	(8,567)	(16,365)
Change in fair value of common stock warrant liability	673	(3,689)	2,289	3,361
Warrant amendment charge	(674)	—	(674)	—
Interest and other income, net	121	91	251	190
Pre-tax loss	(4,105)	(11,471)	(6,701)	(12,814)
Income tax benefit	—	—	1,801	5,439
Net loss	$(4,105)	$(11,471)	$(4,900)	$(7,375)
Weighted average shares outstanding:
Basic	68,159,901	57,229,259	66,683,967	57,145,041
Diluted	68,159,901	57,229,259	66,683,967	66,289,414
Net loss per share:
Basic	$(0.06)	$(0.20)	$(0.07)	$(0.13)
Diluted	$(0.06)	$(0.20)	$(0.07)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,105)	$(11,471)	$(4,900)	$(7,375)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities	—	2	—	1
Total other comprehensive income	—	2	—	1
Comprehensive loss	$(4,105)	$(11,469)	$(4,900)	$(7,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

For the three and six months ended June 30, 2019:
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
March 31, 2019	68,906,765	$689	$186,907	—	$(177,291)	$10,305
Net loss	—	—	—	—	(4,105)	(4,105)
Warrant amendment	—	—	4,683	—	—	4,683
Stock-based compensation	—	—	579	—	—	579
June 30, 2019	68,906,765	$689	$192,169	—	$(181,396)	$11,462

December 31, 2018	58,679,492	$587	$179,765	$—	$(176,496)	$3,856
Net loss	—	—	—	—	(4,900)	(4,900)
Warrant amendment	—	—	4,683	—	—	4,683
Public offering	10,000,000	100	6,136	—	—	6,236
Stock-based compensation	227,273	2	1,585	—	—	1,587
June 30, 2019	68,906,765	$689	$192,169	—	$(181,396)	$11,462

For the three and six months ended June 30, 2018:
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
March 31, 2018	57,369,165	$574	$176,862	$(5)	$(175,214)	$2,217
Net loss	—	$—	$—	$—	$(11,471)	$(11,471)
Other comprehensive income	—	$—	$—	$2	$—	$2
Warrant exercises	206,491	$2	$576			$578
Exercise of stock options	5,875	$—	$4	$—	$—	$4
Stock-based compensation	183,773	$2	$893	$—	$—	$895
June 30, 2018	57,765,304	$578	$178,335	$(3)	$(186,685)	$(7,775)

December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net loss	—	—	—	—	(7,375)	(7,375)
Other comprehensive income	—	—	—	1	—	1
Warrant exercises	495,760	5	573	—	—	578
Exercise of stock options	5,875	—	4	—	—	4
Stock-based compensation	364,316	4	1,607	—	—	1,611
June 30, 2018	57,765,304	$578	$178,335	$(3)	$(186,685)	$(7,775)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,900)	$(7,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of common stock warrant liability	(2,289)	(3,361)
Warrant amendment charge	674	—
Accretion and amortization of discounts and premiums on marketable securities, net	—	(1)
Stock based compensation	1,587	1,611
Depreciation	176	181
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(175)	868
Other non-current assets	—	28
Accounts payable, accrued research and development, and accrued expenses	(1,155)	1,988
Net cash used in operating activities	(6,082)	(6,061)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	502
Net cash provided by investing activities	—	502
Cash flows from financing activities:
Proceeds from sale of Units in PIPE Offering, net of offering expenses	—	(28)
Proceeds received from exercise of warrants	—	165
Proceeds from issuance of common stock in Public Offering	6,236	—
Proceeds received from exercise of stock options	—	4
Net cash provided by financing activities	6,236	141

Net change in cash, cash equivalents and restricted cash	154	(5,418)
Cash, cash equivalents and restricted cash at beginning of period	17,046	29,375
Cash, cash equivalents and restricted cash at end of period	$17,200	$23,957

Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$—	$413
Reclassification of warrant liability to equity on amendment of warrant agreements	$4,009	$—

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 for the Company are not necessarily indicative of the results expected for the full year.

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

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues to develop, conduct clinical trials and seek regulatory approval for, its product candidates. The Company's primary uses of capital are, and it expects will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The Company had cash and cash equivalents of $16.8 million as of June 30, 2019. The Company's existing cash and cash equivalents as of June 30, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. The Company expects to complete these trials during the second half of 2019.

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

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company's current plans, management believes that the Company's existing cash and cash equivalents as of June 30, 2019 and proceeds expected to become available upon sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program may not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is related to the further implementation of its current business plan. Advances and changes in the Company's business plans and clinical programs may offer alternative utilization of its capital resources including shifting resources between programs as well as various strategic financing opportunities. The Company continues to pursue potential sources of funding, including equity financing.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $61.5 million of its 2015 and 2016 state NOLs and $0.2 million of its 2016 Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and has sold an additional $20.0 million of its 2017 state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, the Company plans to sell additional NOLs and credits under the same program later in 2019 or early 2020. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

(4) Leases

The Company has an operating lease for the use of an office and research facility in Warren, NJ. The Warren NJ lease is for a term of four years with a term date of March 31, 2023, with the Company's right to extend the original term for one period of five years. The office and research facility operating lease in is included in “Right of use asset, net” on the Company's June 30, 2019 consolidated balance sheet and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liability” and “Long term operating lease liability” on the Company's June 30, 2019 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.

We do not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our Consolidated Balance Sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and six months ended June 30, 2019 were de minimis.

Information related to the Company's right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for operating lease liability	$164	$325
Operating lease expenses	153	306
Remaining lease term		3.75 years
Discount rate		4.98%

Maturities of the lease liability as of June 30, 2019 were as follows :
2019		$328
2020		664
2021		674
2022		685
2023		172
		2,523
Less imputed interest		(228)
Total operating lease liability		2,295

Rent expense for the three and six months ended June 30, 2018 were $0.1 million and $0.3 million, respectively.

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares (the “2016 Warrants”) that were immediately exercisable and set to expire five years from issuance at an exercise price of $0.80 per share. On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 12,598,572 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders have agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from warrant liability to stockholders' equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2019, 13,741,180 2016 Warrants were outstanding, of which 12,598,572 were equity classified and 1,142,608 were liability classified.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2019, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of June 30, 2019, all of these warrants were outstanding.

The following table summarizes warrant activity for the six months ended June 30, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	19,449,834	14,801,180	$6,965
Reclassification of warrants to equity on amendment of warrant agreements	12,598,572	(12,598,572)	(4,009)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(2,289)
Warrants outstanding as of June 30, 2019	32,048,406	2,202,608	$667
The following table summarizes warrant activity for the six months ended June 30, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	$32,325
Exercises	—	(206,491)	(413)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(3,361)
Warrants outstanding as of June 30, 2018	19,449,834	14,834,513	$28,551
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

The following table summarizes fair value measurements by level at June 30, 2019 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	—	—	667	667

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

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Valuation assumptions:
Risk-free interest rate	1.72%	2.45%
Expected volatility	102.60%	93.61%
Expected term (in years)	2.9	3.0
Dividend yield	—%	—%

(7) Stock-Based Compensation

Bellerophon 2015 and 2014 Equity Incentive Plans

During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant of options. Following the effectiveness of the Company's registration statement filed in connection with its initial public offering, no options may be granted under the 2014 plan. The awards granted under the 2014 Plan generally have a vesting period of between one to four years.

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 5,000,000 and to increase the maximum number of shares available under the annual increase to 3,000,000 shares. On May 14, 2019, the Company's stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 plan from 5,000,000 to 12,500,000.

As of June 30, 2019, the Company had 10,047,425 shares available for grant under the 2015 Plan.

As of June 30, 2019, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.6 years.

No tax benefit was recognized during the three and six months ended June 30, 2019 and 2018 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the six months ended June 30, 2019 and 2018 were $0.60 and $1.55, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Valuation assumptions:
Risk-free rate	2.45%	2.50%
Expected volatility	83.26%	89.13%
Expected term (years)	6.0	6.0
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2019 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	6,769,232	$0.49	-	13.28	$2.16	8.6
Granted	239,680	0.59	-	0.88	0.85
Expired	(1,995)	12.00			12.00
Forfeited	(13,487)	0.49	-	12.00	5.60
Options outstanding as of June 30, 2019	6,993,430	$0.49	-	13.28	$2.11	8.1
Options vested and exercisable as of June 30, 2019	2,888,364	$0.49	-	13.28	$3.61	7.4

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2019 was $0.1 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the six months ended June 30, 2019 were in relation to director compensation and vested in full on the grant date.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2019 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2018	965,618	$1.23	$1.2	0.3
Granted	227,273	0.88	0.2
Vested	(589,153)	(1.26)	(0.7)
Restricted stock outstanding as of June 30, 2019	603,738	$1.07	$0.6	0.4

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the six months ended June 30, 2019, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	69,619	$7.77	-	17.92	$9.12	3.2
Forfeited	(11,055)	7.77	-	14.91	8.66	—
Options outstanding as of June 30, 2019	58,564	$7.77	-	17.92	$9.20	2.6
Options vested and exercisable as of June 30, 2019	58,564	$7.77	-	17.92	$9.20	2.6

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2019 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$196	$184	$508	$382
General and administrative	383	712	1,079	1,229
Total expense	$579	$896	$1,587	$1,611

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2019 and 2018, the effective tax rate for each of the three and six months ended June 30, 2019 and 2018 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In January 2019, the Company sold $20.0 million of its 2017 state NOLs for net proceeds of $1.7 million under the State of New Jersey's Technology Business Tax Certificate Transfer Program, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the six months ended June 30, 2019. In February 2018, the Company sold $61.5 million of its 2015 and 2016 state NOLs and $0.2 million of its 2016 research and development credits under the same program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the six months ended June 30, 2018. Subject to state approval, the Company plans to sell additional NOLs and credits under the same program in 2019 as well. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

As of June 30, 2019, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,105)	$(11,471)	$(4,900)	$(7,375)
Weighted-average shares:
Basic	68,159,901	57,229,259	66,683,967	57,145,041
Effect of dilutive securities:
Warrants	—	—	—	9,144,373
Diluted	68,159,901	57,229,259	66,683,967	66,289,414
Net loss per share:
Basic	$(0.06)	$(0.20)	$(0.07)	$(0.13)
Diluted	$(0.06)	$(0.20)	$(0.07)	$(0.16)

For the three and six months ended June 30, 2019, the total number of potential shares of common stock excluded from the diluted earnings per shares computation because their inclusion would have been anti-dilutive was 42.0 million which include 7.1 million options to purchase shares, 0.6 million restricted shares and 34.3 million warrants to purchase shares.

For the six months ended June 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 30.0 million which included 4.7 million options to purchase shares, 0.1 million restricted shares and 25.1 million warrants to purchase shares.

For the three months ended June 30, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 39.1 million which included 4.7 million options to purchase shares, 0.1 million restricted shares and 34.3 million warrants to purchase shares.

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

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose, supporting iNO 30 as a potentially safe and efficacious dose. During August 2017, we announced Food and Drug Administration (“FDA”) acceptance of our IND for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses as well as a longer 16 week evaluation period.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor:

•	subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04);

•	subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05);
Clinically meaningful improvements were also demonstrated in the following key areas:

•
subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening);

•	subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo.
In addition, iNO was well-tolerated with no safety concerns supporting the continuation into cohort 2.

In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in moderate to vigorous activity from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. In addition to the primary endpoint, we are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

In May 2019, we presented additional positive data from cohort 1 at the American Thoracic Society 115th International Conference:

•
23% of subjects on iNO had a clinically significant improvement in Moderate to Vigorous Physical Activity (MVPA), compared to 0% of subjects on placebo. This represents a placebo corrected difference of 23% - a clinically significant improvement is > 15% increase in MVPA from baseline;

•
39% of subjects on iNO had a clinically significant decline in MVPA, compared to 71% of subjects on placebo. This represents a placebo corrected difference of 32% - a clinically significant improvement is >15% decrease in MVPA from baseline;

•	Proportion of awake time spent in MVPA improved by 38% (16% increase on iNO vs. 22% decrease on placebo; p=0.04);

•	Calorie expenditure improved by 12% (6% decrease on iNO vs. 18% decrease on placebo; p=0.05);

•
Subjects on open-label extension demonstrated consistent improvements in MVPA and overall activity, with subjects transitioning from placebo to open-label experiencing a reversal from worsening to improving.

In August 2019, we announced that we completed enrollment of 44 patients and randomized the last patient into cohort 2 of our iNO-PF study. We anticipate to complete cohort 2 in the second half of 2019 and to initiate the phase 3 cohort in the first quarter of 2020.

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

We also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects, with results expected in the second half of 2019.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including a Phase 3 trial for PH-ILD, potentially advance INOpulse for PH-COPD and PH-Sarc, and seek to identify additional early-stage product candidates.

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

It is difficult to determine with certainty the duration and completion costs of our current or any future pre-clinical programs and any of our current or future clinical trials and any future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of any future clinical trials and pre-clinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could significantly change the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as make an assessment of each product candidate’s commercial potential, including the likelihood of regulatory approval on a timely basis.

INOpulse for PH-ILD
We initiated our clinical program in PH-ILD in 2016. During May 2017, we announced the completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching an agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial. In August 2019, we announced that we completed enrollment and randomized the last patient into cohort 2 of our iNO-PF study. We anticipate to complete cohort 2 in the second half of 2019 and to initiate the phase 3 cohort in the first quarter of 2020.

INOpulse for PH-COPD
We completed and received results from a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2a clinical trial of INOpulse for PH-COPD in July 2014. During September 2017, we shared results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached an agreement with the FDA on the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. We are currently evaluating alternatives for the funding and timing of this program.

INOpulse for PH-Sarc
We initiated the development of INOpulse for the treatment of PH-Sarc. The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects, with results expected in the second half of 2019.

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

INOpulse Engineering
We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. We manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PH-ILD and PH-Sarc by third party turnkey manufacturers.

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

 Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$782	$393	$389	99%
PAH	1	2,120	(2,119)	(100)%
BCM	—	10	(10)	(100)%
Drug and delivery system costs	542	1,648	(1,106)	(67)%
Clinical programs	1,325	4,171	(2,846)	(68)%
Research and development infrastructure	1,061	1,328	(267)	(20)%
INOpulse engineering	243	316	(73)	(23)%
Total research and development expenses	2,629	5,815	(3,186)	(55)%
General and administrative expenses	1,596	2,058	(462)	(22)%
Total operating expenses	4,225	7,873	(3,648)	(46)%
Loss from operations	(4,225)	(7,873)	3,648	(46)%
Change in fair value of common stock warrant liability	673	(3,689)	4,362	(118)%
Warrant amendment charge	(674)	—	(674)	N/A
Interest and other income, net	121	91	30	33%
Net loss	$(4,105)	$(11,471)	$7,366	(64)%

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2019 were $4.2 million compared to $7.9 million for the three months ended June 30, 2018, a decrease of $3.7 million, or (46)%. This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial as well as drug and delivery system costs.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2019 were $2.6 million compared to $5.8 million for the three months ended June 30, 2018, a decrease of $3.2 million, or (55)%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the three months ended June 30, 2019 were $0.8 million, compared to $0.4 million for the three months ended June 30, 2018, an increase of $0.4 million, or 99%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•            PAH research and development expenses for the three months ended June 30, 2019 were de minimis, compared to $2.1 million for the three months ended June 30, 2018. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

• Drug and delivery system costs were $0.5 million for the three months ended June 30, 2019, compared to $1.6 million for the three months ended June 30, 2018, a decrease of $1.1 million, or (67)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

General and Administrative Expenses.  General and administrative expenses were $1.6 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, a decrease of $0.5 million, or (22)%. The decrease was primarily due to a decrease in stock based compensation expenses.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended June 30, 2019 was a gain of $0.7 million, compared to a loss of $(3.7) million for the three months ended June 30, 2018. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price.

Warrant amendment charge. On June 28, 2019, we entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of the November 2016 warrants to purchase 12,598,572 shares. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$1,391	$894	$497	56%
PAH	95	4,377	$(4,282)	(98)%
BCM	—	16	(16)	(100)%
Drug and delivery system costs	667	3,448	(2,781)	(81)%
Clinical programs	2,153	8,735	(6,582)	(75)%
Research and development infrastructure	2,246	2,821	(575)	(20)%
INOpulse engineering	535	639	(104)	(16)%
Total research and development expenses	4,934	12,195	(7,261)	(60)%
General and administrative expenses	3,633	4,170	(537)	(13)%
Total operating expenses	8,567	16,365	(7,798)	(48)%
Loss from operations	(8,567)	(16,365)	7,798	(48)%
Change in fair value of common stock warrant liability	2,289	3,361	(1,072)	(32)%
Warrant amendment charge	(674)	—	(674)	N/A
Interest and other income, net	251	190	61	32%
Pre-tax loss	$(6,701)	$(12,814)	6,113	(48)%
Income tax benefit	$1,801	$5,439	(3,638)	(67)%
Net loss	$(4,900)	$(7,375)	2,475	(34)%

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2019 were $8.6 million compared to $16.4 million for the six months ended June 30, 2018, a decrease of $(7.8) million, or (48)% . This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial, drug and delivery system costs, as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2019 were $4.9 million compared to $12.2 million for the six months ended June 30, 2018, a decrease of $7.3 million, or (60)%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the six months ended June 30, 2019 were $1.4 million, compared to $0.9 million for the six months ended June 30, 2018, an increase of $0.5 million, or 56%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•            PAH research and development expenses for the six months ended June 30, 2019 were $0.1 million, compared to $4.4 million for the six months ended June 30, 2018, a decrease of $4.3 million, or (98)%. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

• Drug and delivery system costs for the six months ended June 30, 2019 were $0.7 million, compared to $3.4 million for the six months ended June 30, 2018, a decrease of $2.7 million, or (81)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2019 were $3.6 million, compared to $4.2 million for the six months ended June 30, 2018, a decrease of $0.6 million, or (13)%. The decrease was primarily due to lower consulting expenses as well as a decrease in stock based compensation expenses.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2019 was $1.8 million, compared to $5.4 million for the six months ended June 30, 2018, a decrease of $3.6 million, or (67)%. The benefit in the first half of 2019 was from the sale of $20.0 million of our 2017 state NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The benefit in the first half of 2018 was from the sale of $61.5 million of our 2015 and 2016 state NOLs and $0.2 million of our 2016 research and development credits under the same program for net proceeds of $5.3 million.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the six months ended June 30, 2019 was a gain of $2.3 million, compared to a gain of $3.4 million for the six months ended June 30, 2018. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price.

Warrant amendment charge. On June 28, 2019, we entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of the November 2016 warrants to purchase 12,598,572 shares. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

Liquidity and Capital Resources

In the course of our development activities, we have sustained operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, conduct clinical trials and seek regulatory approval for our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

We had cash and cash equivalents of $16.8 million as of June 30, 2019. Our existing cash and cash equivalents as of June 30, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. We expect to complete these trials during the second half of 2019.

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

Based on such evaluation and our current plans, which are subject to change as discussed below, we believe that our existing cash and cash equivalents as of June 30, 2019 and proceeds expected to become available upon sale of our state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resources including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $61.5 million of our 2015 and 2016 state NOLs and $0.2 million of our 2016 Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and have sold an additional $20.0 million of our 2017 state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, we plan to sell additional NOLs and credits under the same program later in 2019 or early 2020. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits, subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or are unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018
Operating activities	$(6,082)	$(6,061)
Investing activities	—	502
Financing activities	6,236	141
Net change in cash, cash equivalents and restricted cash	$154	$(5,418)

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 and June 30, 2018 was $6.1 million. Cash used in operating activities was flat primarily due to change in operating assets and liabilities that was offset by a decrease in our operating expenses.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2018 was $0.5 million due to proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $6.2 million, which included the proceeds from the January 2019 Public Offering. Cash provided by financing activities for the six months ended June 30, 2018 was $0.1 million and mainly included proceeds from warrant exercises.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $16.8 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
    None.

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
4.1	Form of Warrant Amendment, dated June 28, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on July 1, 2019)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)