Form 10-Q
period 2019-09-30
Bellerophon Therapeutics, Inc.
filed 2019-11-06
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36845
Bellerophon Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3116175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

184 Liberty Corner Road, Suite 302 Warren, New Jersey (Address of principal executive offices)	07059 (Zip Code)
(908) 574-4770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BLPH	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 5, 2019:  68,906,765

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,838	$16,645
Restricted cash	102	101
Prepaid expenses and other current assets	712	650
Total current assets	13,652	17,396
Restricted cash, non-current	300	300
Right of use assets, net	2,256	—
Property and equipment, net	401	664
Total assets	$16,609	$18,360
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,264	$2,755
Accrued research and development	2,581	3,771
Accrued expenses	1,488	1,013
Current portion of operating lease liabilities	647	—
Total current liabilities	6,980	7,539
Long term operating lease liabilities	$1,828	$—
Common stock warrant liability	452	6,965
Total liabilities	9,260	14,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 68,906,765 and 58,679,492 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	689	587
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	192,343	179,765
Accumulated deficit	(185,683)	(176,496)
Total stockholders’ equity	7,349	3,856
Total liabilities and stockholders’ equity	$16,609	$18,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,259	$5,247	$8,193	$17,442
General and administrative	1,332	1,584	4,965	5,754
Total operating expenses	4,591	6,831	13,158	23,196
Loss from operations	(4,591)	(6,831)	(13,158)	(23,196)
Change in fair value of common stock warrant liability	215	17,840	2,504	21,201
Warrant amendment charge	—	—	(674)	—
Interest and other income, net	89	92	340	282
Pre-tax (loss) income	(4,287)	11,101	(10,988)	(1,713)
Income tax benefit	—	—	1,801	5,439
Net (loss) income	$(4,287)	$11,101	$(9,187)	$3,726
Weighted average shares outstanding:
Basic	68,303,027	57,710,251	67,229,585	57,356,445
Diluted	68,303,027	64,544,504	67,229,585	65,854,903
Net (loss) income per share:
Basic	$(0.06)	$0.19	$(0.14)	$0.06
Diluted	$(0.06)	$(0.10)	$(0.14)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(4,287)	$11,101	$(9,187)	$3,726
Other comprehensive income
Unrealized gain on available-for-sale marketable securities	—	2	—	3
Total other comprehensive income	—	2	—	3
Comprehensive (loss) income	$(4,287)	$11,103	$(9,187)	$3,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

For the three and nine months ended September 30, 2019:
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
June 30, 2019	68,906,765	$689	$192,169	$(181,396)	$11,462
Net loss	—	—	—	(4,287)	(4,287)
Stock-based compensation	—	—	174	—	174
September 30, 2019	68,906,765	$689	$192,343	$(185,683)	$7,349

December 31, 2018	58,679,492	$587	$179,765	$(176,496)	$3,856
Net loss	—	—	—	(9,187)	(9,187)
Warrant amendment	—	—	4,683	—	4,683
Public offering	10,000,000	100	6,136		6,236
Stock-based compensation	227,273	2	1,759	—	1,761
September 30, 2019	68,906,765	$689	$192,343	$(185,683)	$7,349

For the three and nine months ended September 30, 2018:
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity
June 30, 2018	57,765,304	$578	$178,335	$(3)	$(186,685)	$(7,775)
Net income	—	$—	$—	$—	$11,101	$11,101
Other comprehensive income	—	$—	$—	$2	$—	$2
Warrant exercises	33,333	$—	$95			$95
Stock-based compensation	880,855	$9	$495	$—	$—	$504
September 30, 2018	58,679,492	$587	$178,925	$(1)	$(175,584)	$3,927

December 31, 2017	56,899,353	$569	$176,151	$(4)	$(179,310)	$(2,594)
Net income	—	—	—	—	3,726	$3,726
Other comprehensive income	—	—	—	3	—	$3
Warrant exercises	529,093	5	668	—	—	$673
Exercise of stock options	5,875	—	4	—	—	$4
Stock-based compensation	1,245,171	13	2,102	—	—	$2,115
September 30, 2018	58,679,492	$587	$178,925	$(1)	$(175,584)	$3,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(9,187)	$3,726
Adjustments to reconcile net loss) income to net cash used in operating activities:
Change in fair value of common stock warrant liability	(2,504)	(21,201)
Warrant amendment charge	674	—
Stock based compensation	1,761	2,115
Depreciation	263	271
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62)	1,621
Other non-current assets	—	10
Accounts payable, accrued research and development, and accrued expenses	(987)	2,023
Net cash used in operating activities	(10,042)	(11,435)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	2,001
Net cash provided by investing activities	—	2,001
Cash flows from financing activities:
Proceeds from sale of Units in PIPE Offering, net of offering expenses	—	(28)
Proceeds received from exercise of warrants	—	190
Proceeds from issuance of common stock in Public Offering	6,236	—
Proceeds received from exercise of stock options	—	4
Net cash provided by financing activities	6,236	166

Net change in cash, cash equivalents and restricted cash	(3,806)	(9,268)
Cash, cash equivalents and restricted cash at beginning of period	17,046	29,375
Cash, cash equivalents and restricted cash at end of period	$13,240	$20,107

Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$—	$483
Reclassification of warrant liability to equity on amendment of warrant agreements	$4,009	$—
New right of use asset and operating lease	$322	$—

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive (loss) income and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 for the Company are not necessarily indicative of the results expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period, including right of use assets and operating lease liabilities, accrued expenses, accrued research and development expenses, stock-based compensation, common stock warrant liabilities and income taxes. Actual results could differ from those estimates.

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

The Company had cash and cash equivalents of $12.8 million as of September 30, 2019. The Company's existing cash and cash equivalents as of September 30, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. The Company expects to complete these trials during the fourth quarter of 2019.

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

Based on such evaluation and the Company's current plans, management believes that the Company's existing cash and cash equivalents as of September 30, 2019 and proceeds expected to become available upon the sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program may not be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is related to the further implementation of its current business plan. Advances and changes in the Company's business plans and clinical programs may offer alternative utilization of its capital resources including shifting resources between programs as well as various strategic financing opportunities. The Company continues to pursue potential sources of funding, including equity financing.

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

(4) Leases

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years with a term date of March 31, 2023, with the Company's right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months with a term date of April 30, 2023, with the Company's right to extend the original term for one period of 90 days. The office and research facility as well as the laboratory operating leases are included in “Right of use assets, net” on the Company's September 30, 2019 consolidated balance sheet and represents the Company’s right to use the underlying assets for the respective lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liabilities” and “Long term operating lease liabilities” on the Company's September 30, 2019 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the respective lease term.

We do not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2019 were de minimis.

Information related to the Company's right-of-use assets and related lease liabilities were as follows ($ amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for operating lease liability	$171	$496
Operating lease expenses	160	465
Weighted average remaining lease term		3.51 years
Weighted average discount rate		4.94%

Maturities of lease liabilities as of September 30, 2019 were as follows :
2019		$187
2020		757
2021		770
2022		783
2023		205
		2,702
Less imputed interest		(227)
Total operating lease liabilities		2,475

Rent expense for the three and nine months ended September 30, 2018 were $0.2 million and $0.5 million, respectively.

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued warrants to purchase 17,142,858 shares (the “2016 Warrants”) that were immediately exercisable and set to expire five years from issuance at an exercise price of $0.80 per share. On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 12,598,572 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders have agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from warrant liability to stockholders' equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2019, 13,741,180 2016 Warrants were outstanding, of which 12,598,572 were equity classified and 1,142,608 were liability classified.

On May 15, 2017, the Company issued to an investor a warrant to purchase 1,000,000 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.50 per share. In addition, the Company issued to the placement agent warrants to purchase 60,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $1.875 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2019, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 19,449,834 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $1.2420 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2019, all of these warrants were outstanding.

The following table summarizes warrant activity for the nine months ended September 30, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	19,449,834	14,801,180	$6,965
Reclassification of warrants to equity on amendment of warrant agreements	12,598,572	(12,598,572)	(4,009)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(2,504)
Warrants outstanding as of September 30, 2019	32,048,406	2,202,608	$452
The following table summarizes warrant activity for the nine months ended September 30, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2017	19,449,834	15,041,004	$32,325
Exercises	—	(239,824)	(483)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(21,201)
Warrants outstanding as of September 30, 2018	19,449,834	14,801,180	$10,641
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

The following table summarizes fair value measurements by level at September 30, 2019 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	—	—	452	452

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

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Valuation assumptions:
Risk-free interest rate	1.58%	2.45%
Expected volatility	101.55%	93.61%
Expected term (in years)	2.6	3.0
Dividend yield	—%	—%

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

As of September 30, 2019, the Company had 7,081,719 shares available for grant under the 2015 Plan.

As of September 30, 2019, there was approximately $3.3 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.8 years.

No tax benefit was recognized during the three and nine months ended September 30, 2019 and 2018 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the nine months ended September 30, 2019 and 2018 were $0.52 and $1.55, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Valuation assumptions:
Risk-free rate	1.67%	2.50%
Expected volatility	86.02%	89.13%
Expected term (years)	6.0	5.98
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2019 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	6,769,232	$0.49	-	13.28	$2.16	8.6
Granted	3,323,813	0.50	-	0.88	0.52
Expired	(1,995)	12.00	-	12.00	12.00
Forfeited	(129,919)	0.49	-	12.00	2.39
Options outstanding as of September 30, 2019	9,961,131	$0.49	-	13.28	$1.61	8.5
Options vested and exercisable as of September 30, 2019	3,020,986	$0.49	-	13.28	$3.48	7.2

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2019 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the nine months ended September 30, 2019 were in relation to director compensation and vested in full on the grant date.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2019 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2018	965,618	$1.23	$1.2	0.3
Granted	227,273	0.88	0.2
Vested	(589,153)	(1.26)	(0.7)
Restricted stock outstanding as of September 30, 2019	603,738	$1.07	$0.6	0.1

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the nine months ended September 30, 2019, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2018	69,619	$7.77	-	17.92	$9.12	3.2
Expired	(5,588)	17.92	-	17.92	17.92
Forfeited	(11,055)	7.77	-	14.91	8.66
Options outstanding as of September 30, 2019	52,976	$7.77	-	14.91	$8.28	2.6
Options vested and exercisable as of September 30, 2019	52,976	$7.77	-	14.91	$8.28	2.6

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2019 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$84	$87	$591	$469
General and administrative	90	417	1,170	1,646
Total expense	$174	$504	$1,761	$2,115

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2019 and 2018, the effective tax rate for each of the three and nine months ended September 30, 2019 and 2018 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In January 2019, the Company sold $20.0 million of its 2017 state NOLs for net proceeds of $1.7 million under the State of New Jersey's Technology Business Tax Certificate Transfer Program, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the nine months ended September 30, 2019. In February 2018, the Company sold $61.5 million of its 2015 and 2016 state NOLs and $0.2 million of its 2016 research and development credits under the same program for net proceeds of $5.3 million which resulted in the reversal of the valuation allowance and a tax benefit of $5.4 million for the nine months ended September 30, 2018. Subject to state approval, the Company plans to sell additional

NOLs and credits under the same program in 2019 as well. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

As of September 30, 2019, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net (Loss) Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(4,287)	$11,101	$(9,187)	$3,726
Weighted-average shares:
Basic	68,303,027	57,710,251	67,229,585	57,356,445
Effect of dilutive securities:
Warrants	—	6,834,253	—	8,498,458
Diluted	68,303,027	64,544,504	67,229,585	65,854,903
Net (loss) income per share:
Basic	$(0.06)	$0.19	$(0.14)	$0.06
Diluted	$(0.06)	$(0.10)	$(0.14)	$(0.27)

For the three and nine months ended September 30, 2019, the total number of potential shares of common stock excluded from the diluted earnings per shares computation because their inclusion would have been anti-dilutive was 44.9 million which include 10.0 million options to purchase shares, 0.6 million restricted shares and 34.3 million warrants to purchase shares.

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

In August 2019, we announced that we completed enrollment of 44 patients and randomized the last patient into cohort 2 of our iNO-PF study. We anticipate to complete cohort 2 in the fourth quarter of 2019 and to initiate the phase 3 cohort in the first quarter of 2020.

In September 2019, we announced that that we received an Orphan Drug Designation for nitric oxide for the treatment of IPF. Orphan drug designation provides us access to various development incentives, including tax credits for qualified clinical trial expenditures and waivers for certain FDA user fees. Orphan Drug Designation also provides up to seven years of marketing exclusivity if regulatory approval is received.

In October 2019, we presented additional positive responder analysis data from cohort 1, as well as new long-term results for subjects on open-label extension (OLE) at the American College of Chest Physicians Conference:

•	Responder analysis:

▪	85% of subjects on placebo declined in MVPA, overall activity and non-sedentary activity;

▪	46% of subjects on INOpulse improved in MVPA, 62% in overall activity and 39% in non-sedentary activity (compared to only 15% of subjects on placebo in each category).

•	OLE:

▪	Collectively, subjects (with an average of 27 weeks of OLE data) demonstrated maintenance of MVPA, overall activity and non-sedentary activity;

▪	Subjects randomized to active treatment in the blinded portion of the trial continued to maintain their activity levels when transitioning to OLE over 27 weeks of open-label treatment;

▪
Subjects randomized to placebo in the blinded portion of the trial transitioned from a decline during blinded treatment to stabilization of activity levels (MVPA, overall activity and non-sedentary activity) over 27 weeks of open-label treatment.

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

We also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects, with results expected in the fourth quarter of 2019.

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

INOpulse for PH-ILD
We initiated our clinical program in PH-ILD in 2016. During May 2017, we announced the completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching an agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a Phase 2/3 trial. In August 2019, we announced that we completed enrollment and randomized the last patient into cohort 2 of our iNO-PF study. We anticipate to complete cohort 2 in the fourth quarter of 2019 and to initiate the phase 3 cohort in the first quarter of 2020.

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

INOpulse for PH-Sarc
We initiated the development of INOpulse for the treatment of PH-Sarc. The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects, with results expected in the fourth quarter of 2019.

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

 Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$1,045	$622	$423	68%
PAH	3	1,979	(1,976)	(100)%
BCM	—	10	(10)	(100)%
Drug and delivery system costs	501	1,177	(676)	(57)%
Clinical programs	1,549	3,788	(2,239)	(59)%
Research and development infrastructure	1,381	1,056	325	31%
INOpulse engineering	329	403	(74)	(18)%
Total research and development expenses	3,259	5,247	(1,988)	(38)%
General and administrative expenses	1,332	1,584	(252)	(16)%
Total operating expenses	4,591	6,831	(2,240)	(33)%
Loss from operations	(4,591)	(6,831)	2,240	(33)%
Change in fair value of common stock warrant liability	215	17,840	(17,625)	(99)%
Interest and other income, net	89	92	(3)	(3)%
Net loss (income)	$(4,287)	$11,101	$(15,388)	(139)%

Total Operating Expenses.  Total operating expenses for the three months ended September 30, 2019 were $4.6 million compared to $6.8 million for the three months ended September 30, 2018, a decrease of $2.2 million, or (33)%. This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial, drug and delivery system costs, as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended September 30, 2019 were $3.3 million compared to $5.2 million for the three months ended September 30, 2018, a decrease of $1.9 million, or (38)%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the three months ended September 30, 2019 were $1.0 million, compared to $0.6 million for the three months ended September 30, 2018, an increase of $0.4 million, or 68%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•            PAH research and development expenses for the three months ended September 30, 2019 were de minimis, compared to $2.0 million for the three months ended September 30, 2018. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

• Drug and delivery system costs were $0.5 million for the three months ended September 30, 2019, compared to $1.2 million for the three months ended September 30, 2018, a decrease of $0.7 million, or (57)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

• Research and development infrastructure expenses were $1.4 million for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018, an increase of $0.3 million, or 31%. The increase was primarily driven by clinical operations contractor costs to support our PH-ILD Phase 2b trial, as well as increases in labor cost.

• INOpulse engineering expenses were $0.3 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018, a decrease of $0.1 million, or (18)%. The decrease was primarily driven by reduction in consulting expenses.

General and Administrative Expenses.  General and administrative expenses were $1.3 million for the three months ended September 30, 2019, compared to $1.6 million for the three months ended September 30, 2018, a decrease of $0.3 million or (16)%. The decrease was primarily due to a reversal of prior year consulting expenses, as well as a decrease in stock based compensation expenses that was partially offset by increases in labor cost.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended September 30, 2019 was a gain of $0.2 million, compared to a gain of $17.8 million for the three months ended September 30, 2018. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to fewer liability classified warrants and the change in our stock price.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$2,436	$1,516	$920	61%
PAH	98	6,356	$(6,258)	(98)%
BCM	—	26	(26)	(100)%
Drug and delivery system costs	1,168	4,625	(3,457)	(75)%
Clinical programs	3,702	12,523	(8,821)	(70)%
Research and development infrastructure	3,627	3,877	(250)	(6)%
INOpulse engineering	864	1,042	(178)	(17)%
Total research and development expenses	8,193	17,442	(9,249)	(53)%
General and administrative expenses	4,965	5,754	(789)	(14)%
Total operating expenses	13,158	23,196	(10,038)	(43)%
Loss from operations	(13,158)	(23,196)	10,038	(43)%
Change in fair value of common stock warrant liability	2,504	21,201	(18,697)	(88)%
Warrant amendment charge	(674)	—	(674)	N/A
Interest and other income, net	340	282	58	21%
Pre-tax loss	$(10,988)	$(1,713)	(9,275)	541%
Income tax benefit	$1,801	$5,439	(3,638)	(67)%
Net loss (income)	$(9,187)	$3,726	(12,913)	(347)%

Total Operating Expenses.  Total operating expenses for the nine months ended September 30, 2019 were $13.2 million compared to $23.2 million for the nine months ended September 30, 2018, a decrease of $10.0 million, or (43)%. This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial, drug and delivery system costs, as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the nine months ended September 30, 2019 were $8.2 million compared to $17.4 million for the nine months ended September 30, 2018, a decrease of $9.2 million, or (53)%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the nine months ended September 30, 2019 were $2.4 million, compared to $1.5 million for the nine months ended September 30, 2018, an increase of $0.9 million, or 61%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•            PAH research and development expenses for the nine months ended September 30, 2019 were $0.1 million, compared to $6.4 million for the nine months ended September 30, 2018, a decrease of $6.3 million, or (98)%. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

• Drug and delivery system costs for the nine months ended September 30, 2019 were $1.2 million, compared to $4.6 million for the nine months ended September 30, 2018, a decrease of $3.4 million, or (75)%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

• Research and development infrastructure expenses were $3.6 million for the nine months ended September 30, 2019, compared to $3.9 million for the nine months ended September 30, 2018, a decrease of $0.3 million, or (6)%. The decrease was driven primarily by reduction in consulting expenses.

• INOpulse engineering expenses were $0.9 million for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018, a decrease of $0.1 million, or (17)%. The decrease was driven primarily by reduction in consulting expenses.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2019 were $5.0 million, compared to $5.8 million for the nine months ended September 30, 2018, a decrease of $0.8 million, or (14)%. The decrease was primarily due to lower consulting expenses as well as a decrease in stock based compensation expenses.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the nine months ended September 30, 2019 was a gain of $2.5 million, compared to a gain of $21.2 million for the nine months ended September 30, 2018. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to fewer liability classified warrants and the change in our stock price.

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

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2019 was $1.8 million, compared to $5.4 million for the nine months ended September 30, 2018, a decrease of $3.6 million, or (67)%. The benefit for the nine months ended September 2019 was from the sale of $20.0 million of our 2017 state NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The benefit for the nine months ended September 30, 2018 was from the sale of $61.5 million of our 2015 and 2016 state NOLs and $0.2 million of our 2016 research and development credits under the same program for net proceeds of $5.3 million.

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

We had cash and cash equivalents of $12.8 million as of September 30, 2019. Our existing cash and cash equivalents as of September 30, 2019 will be used primarily to complete the Phase 2b trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc. We expect to complete these trials during the fourth quarter of 2019.

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

Based on such evaluation and our current plans, which are subject to change as discussed below, we believe that our existing cash and cash equivalents as of September 30, 2019 and proceeds expected to become available upon the sale of our state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resources including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018
Operating activities	$(10,042)	$(11,435)
Investing activities	—	2,001
Financing activities	6,236	166
Net change in cash, cash equivalents and restricted cash	$(3,806)	$(9,268)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $10.0 million compared to $11.4 million for the nine months ended September 30, 2018. The decrease in cash used in operating activities was primarily due to a decrease in our operating expenses that was offset by the change in operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 was $2.0 million due to proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $6.2 million, which included the proceeds from the January 2019 Public Offering. Cash provided by financing activities for the nine months ended September 30, 2018 was $0.2 million and mainly included proceeds from warrant exercises.

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $12.8 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLEROPHON THERAPEUTICS, INC.

Date: November 6, 2019	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)