Form 10-K
period 2019-12-31
Bellerophon Therapeutics, Inc.
filed 2020-04-06
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16.0 million, based upon the closing price on the Nasdaq Global Market reported for such date. Shares of common stock beneficially owned by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock, as of April 3, 2020: 6,132,393

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose.

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (IND) application for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period.
In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In addition, iNO was well-tolerated with no safety concerns, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in moderate to vigorous activity (“MVPA”) from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. In addition to the primary endpoint, we are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD. In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF demonstrated statistically significant placebo corrected improvement in MVPA, in subjects treated with iNO 45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were underscored by benefits in other actigraphy parameters, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

In 2018, we initiated a Phase 2 intra-patient dose escalation study that utilizes right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-ILD subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically significant improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. Inhaled nitric oxide was well-tolerated with no safety concerns across doses.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-

COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a PH-COPD trial that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in six minute walk distance, or 6MWD, of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The dose was well tolerated with no related safety concerns. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2 dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

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

Other potential indications for our INOpulse platform include: chronic thromboembolic PH, or CTEPH, and PH associated with pulmonary edema from high altitude sickness.

On March 19, 2020, the FDA granted emergency expanded access to allow for INOpulse to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment is to avert the hospitalized patient’s disease progression and avoid the need to perform intubation. This emergency expanded access from the FDA was granted on a named patient basis and we are currently planning to file for additional COVID-19 patients as necessary. On March 30, 2020, we announced that the first patient was treated with INOpulse® inhaled nitric oxide therapy for the expanded access treatment of COVID-19. We are also planning to apply with the FDA for a larger expanded access IND.

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

From the inception of our business through December 31, 2019, $293.0 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

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
In our previous Phase 2 INOpulse clinical trials, we used the first generation INOpulse device, which we refer to as the INOpulse DS device. Beginning with our Phase 3 trial of INOpulse for PAH in 2016, we began using our second generation device, which we refer to as the INOpulse device. The INOpulse device has approximately the same dimensions as a paperback book and weighs approximately 2.5 pounds. The INOpulse device has a simple and intuitive user interface and a battery life of approximately 16 hours when recharged, which takes approximately four hours, and can be done while the patient sleeps. Based on the doses we have evaluated in our clinical trials, we expect that most patients will use one or two cartridges a day. The INOpulse device incorporates our proprietary triple-lumen nasal cannula, safety systems and proprietary software algorithms. The triple-lumen nasal cannula enables more accurate dosing of nitric oxide and minimizes infiltration of oxygen, which can react with nitric oxide to form nitrogen dioxide. Our triple-lumen nasal cannula consists of a thin, plastic tube that is divided into three channels from end-to-end, including at the prongs that are placed in the patient’s nostrils, with one channel delivering inhaled nitric oxide, a second for breath detection and a third available for oxygen delivery. INOpulse is configured to be highly portable and compatible with long-term oxygen therapy, or LTOT, systems via nasal cannula delivery.
The INOpulse device has been well received by patients in the usability research we have conducted. In addition to the baseline testing on the original INOpulse DS device, we have conducted two rounds of testing with COPD and PAH patients to evaluate the user interface, loading mechanism, size, carrying bag and other features. In the usability research conducted, all eight patients who were experienced with the use of the INOpulse DS device responded positively to the modifications in the INOpulse device. We conducted two studies to assess the environmental and the expiratory concentration of nitrogen dioxide associated with use of the INOpulse delivery system. Both studies found that the nitrogen dioxide levels were below the National Ambient Air Quality Standards.
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

INOpulse for PH-ILD
We are developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). Interstitial lung diseases (ILD) is a general category that includes many different lung conditions. All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This disease results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary vasculature both directly and indirectly via hypoxia, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.

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
The data from an initial three-month, open-label chronic-use Phase 2 trial conducted by a third party, which we in-licensed, showed that pulsed inhaled nitric oxide significantly reduced pulmonary arterial pressures in PH-COPD patients on LTOT and did so without causing hypoxemia, which is a significant concern for these patients. In order to confirm the dose with our proprietary INOpulse device, we conducted a Phase 2 acute dose ranging randomized placebo-controlled trial in 159 patients with the INOpulse DS device, with doses ranging from iNO 3 to iNO 75. This trial, which we completed in July 2014, identified a dose range that showed similar reduction in pulmonary arterial pressure versus baseline when compared to the initial acute effects of pulsed inhaled nitric oxide in the original chronic-use trial. In addition, in our confirmatory trial, none of the INOpulse doses tested had an adverse effect on hypoxemia relative to placebo. While the reduction in pulmonary arterial pressure did not reach statistical significance versus placebo in this acute setting, which was the primary endpoint of the trial, we believe that the results have confirmed a dose range for this therapy that delivers a significant reduction in pulmonary arterial pressure versus baseline and does not cause hypoxemia in patients with PH-COPD. In September 2015, an oral presentation of late-breaking data from a clinical trial that we sponsored was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other subsequent work with acute testing, we initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, and enrolled the first patient in October 2016. During September 2017, we shared the results of our Phase 2a PH-COPD trial that was designed to evaluate the acute effects of iNO on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b trial of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters, including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We are currently evaluating alternatives for the funding and timing of this program.

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

The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

INOpulse for COVID-19

On March 19, 2020, the U.S. Food and Drug Administration (FDA) granted emergency expanded access to allow for our proprietary inhaled nitric oxide (iNO) delivery system, INOpulse®, to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment is to avert the hospitalized patient’s disease progression and avoid the need to perform intubation. This emergency expanded access from the FDA was granted on a named patient basis and we are currently planning to file for additional COVID-19 patients as necessary. On March 30, 2020, we announced that the first patient was treated with INOpulse® inhaled nitric oxide therapy for the expanded access treatment of COVID-19. We are also planning to apply with the FDA for a larger expanded access IND.

Our portable INOpulse device delivers brief, targeted pulses of nitric oxide timed to occur at the beginning of a breath for delivery to the well-ventilated alveoli of the lungs, minimizing the amount of drug required for treatment. Although our focus continues to be on the development of INOpulse for patients with pulmonary hypertension, it is also known that naturally produced nitric oxide is critical to the immune response against pathogens and infections. In vitro studies have shown that nitric oxide inhibits the replication of severe acute respiratory syndrome-related coronavirus (SARS-CoV) and improves survival for cells infected with SARS-CoV. Additionally, in a clinical study of patients infected with SARS-CoV, inhaled nitric oxide, or iNO, demonstrated improvements in arterial oxygenation, a reduction in the need for ventilation support and an improvement in lung infiltrates observed on chest radiography. Based on the genetic similarities between the two coronaviruses, these historical data in SARS-CoV support the potential that iNO may provide meaningful benefit for patients infected with COVID-19.

The clinical spectrum of the COVID-19 infection ranges from mild signs of upper respiratory tract infection to severe pneumonia and death. Preventing disease progression in patients with mild or moderate disease would improve morbidity/mortality and significantly reduce the impact on limited healthcare resources. Based on currently available data and the scientifically established role of iNO in the immune response, we believe INOpulse has the potential to be a safe and effective treatment for COVID-19. INOpulse technology utilizes targeted pulsatile delivery of inhaled nitric oxide, providing important antiviral potential, as well as improved arterial oxygenation. Notably, INOpulse is designed to treat patients in the outpatient setting, which is important given the need to alleviate the mounting impact of the spread of COVID-19 pandemic on the capacity of hospitals and intensive care units.

While the genetic similarities between SARS-CoV and COVID-19 provide significant reason to believe INOpulse may be a safe and an effective treatment for COVID-19, there is no history of using iNO for this purpose and there can be no assurance that our product will be safe or effective when used to treat COVID-19 patients. In addition, while emergency expanded access is a significant milestone towards investigating the utility of iNO treatment in such patients, there are still regulatory and product development steps to be taken before INOpulse is approved for marketing by FDA and can be fully commercialized or assure supply in the U.S.

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
We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching an agreement with the FDA, and the European Medicines Agency, or the EMA, on our Phase 3 protocol, we initiated the first of the two Phase 3 trials. The INOvation-1 trial was initiated with the first patient enrolled in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects who were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, INOpulse was well tolerated and there were no safety concerns.

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

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

•
Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for PH-ILD. We have completed our Phase 2b PH-PF program for INOpulse, which included 85 patients in two cohorts to evaluate two different doses of iNO for periods of eight to 16 weeks. We also completed Phase 2 studies for INOpulse in each of PH-ILD to evaluate the acute hemodynamic benefit and PH-COPD to evaluate the effect of chronic use on exercise capacity and initiated a Phase 2 dose escalation study for PH-Sarc.

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

iNO may also improve outcomes in PH-PF including PH-IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone in PH-IPF. However, the arterial oxygen partial pressure (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced both a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating patients with PH-PF, including PH-IPF.

Clinical Development Program

During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO, and assessed both the iNO 75 and iNO 30 dose.

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

In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in MVPA from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. In addition to the primary endpoint, we are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

In May 2019, we presented additional positive data from cohort 1 at the American Thoracic Society 115th International Conference:

•
23% of subjects on iNO had a clinically significant improvement in MVPA, compared to 0% of subjects on placebo. This represents a placebo corrected difference of 23% - a clinically significant improvement is > 15% increase in MVPA from baseline;

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

In October 2019, we presented additional positive responder analysis data from cohort 1, as well as new long-term results for subjects on open-label extension (OLE) at the American College of Chest Physicians Conference:

•	Responder analysis:

•	85% of subjects on placebo declined in MVPA, overall activity and non-sedentary activity;

•	46% of subjects on INOpulse improved in MVPA, 62% in overall activity and 39% in non-sedentary activity (compared to only 15% of subjects on placebo in each category).

•	OLE:

•	Collectively, subjects (with an average of 27 weeks of OLE data) demonstrated maintenance of MVPA, overall activity and non-sedentary activity;

•	Subjects randomized to active treatment in the blinded portion of the trial continued to maintain their activity levels when transitioning to OLE over 27 weeks of open-label treatment;

•
Subjects randomized to placebo in the blinded portion of the trial transitioned from a decline during blinded treatment to stabilization of activity levels (MVPA, overall activity and non-sedentary activity) over 27 weeks of open-label treatment.

In December 2019, we announced top-line results from Cohort 2 of iNO-PF. Cohort 2 demonstrated statistically significant placebo corrected improvement in MVPA, defined as walking, stairs, yardwork, and similar activities, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were underscored by benefits in other actigraphy parameters, as well as patient reported outcomes. Subjects on iNO demonstrated a placebo corrected benefit in the following top-line parameters:
•MVPA improved by 14 minutes per day, representing a 20% improvement (p=0.02);
•Overall activity improved by 100 counts/min, representing a 7% improvement;
•St. George Respiratory Questionnaire (“SGRQ”) Total score improved by 3 points;
•SGRQ Impacts score improved by 6 points;
•SGRQ Activity score improved by 5 points;

•University of California, San Diego Shortness of Breath Questionnaire improved by 5 points.
In addition, iNO45 was well-tolerated with on safety concerns.

In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

In 2018, we also implemented an intra-patient acute dose escalation trial utilizing right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-ILD subjects. In February 2020, we announced the completion of the study and that the top-line results from PHPF-002 demonstrated that INOpulse achieved clinically and statistically significant improvements in multiple pre-specified hemodynamic parameters:

•	Pulmonary vascular resistance reduced by 21%, with increased benefit (p<0.01) on dose escalation from iNO30 (30 mcg/kg IBW/hr) to iNO45 (45 mcg/kg IBW/hr);

•	Mean pulmonary arterial pressure reduced by 12%;

•	iNO was well-tolerated with no safety concerns across doses.

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
The overall COPD market in the United States was estimated to be approximately $32 billion in 2010 with a compounded annual growth rate of approximately 4%. We expect INOpulse for PH-COPD, if approved, would be treated as a specialty drug. Specialty drugs are typically high-cost medications, often ranging in price in the United States from approximately $15,000 to $50,000 per patient per year, and are used to treat rare or complex conditions, requiring close clinical management, special handling and distribution through specialty pharmacies.

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

Clinical Development Program

 INOpulse for PH-COPD is designated as a drug-device combination by the FDA and is being reviewed by the Division of Cardiovascular and Renal Products in the Center for Drug Evaluation and Research (CDER) with consultation from the Division of Pulmonary, Allergy, and Rheumatology Products and the Center for Devices and Radiological Health (CDRH). In our IND for PH-COPD, we referenced all of the information in our IND for PAH. The data referenced in our IND, as well as the years of use of the marketed product, demonstrate that nitric oxide is well tolerated. The FDA has agreed that the IND package is adequate for supporting Phase 2 clinical development of INOpulse for PH-COPD. The FDA also agreed that no additional pre-clinical studies are needed to support product approval.
We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for PH-COPD in July 2014. We have received results from this trial, and have initiated further Phase 2 testing to demonstrate the potential benefit on exercise capacity. In September 2015, an oral presentation of late-breaking data from a clinical trial that we sponsored was presented at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article titled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension”. Building upon this and other work we have done over recent quarters, we have initiated additional Phase 2 testing for the use of the INOpulse device for PH-COPD patients to evaluate the potential benefit of chronic use on exercise capacity, with the first patient enrolled in October 2016. During September 2017, we shared the results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached agreement with the FDA on the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function, oxygen saturation as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2 dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

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

The filling process has been developed by Ikaria as a high-throughput batch fill process that leverages several technologies that Ikaria has developed, and we have licensed, to fill the cartridge (containers) at a high pressure and purity.

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

PH patients have the potential for rebound PH, which is a sudden and serious increase in pulmonary arterial pressure that results from therapy withdrawal. However, in the PAH Phase 2 trial and Phase 2 PH-PF trial, all patients were tested for rebound PH and we found no adjudicated cases of rebound PH with this testing. Though the likelihood of rebound PH is very low, all of our patients are provided with a backup system.

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

INOpulse

As of December 31, 2019, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa.  Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

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

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of five issued U.S. patents and issued patents in Australia, China, Eurasia, Europe, Hong Kong, Japan, and Mexico, as well as pending applications in the United States as well as Australia, Brazil, Canada,

China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

 Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes at least one issued patent in each of the United States, Australia, Canada, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia and Singapore, as well as pending patent applications in the United States, Brazil, Europe, India, Israel, Japan, Mexico and Singapore. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. Two issued U.S. patents will expire in 2030.

Several other patent families directed to device and safety features are issued and pending. Furthermore, design patents covering the ornamental designs of the intended commercial device and clinical device have been granted.

We have also filed several Company-owned patent applications relating to the use and administration of nitric oxide and devices for administering nitric oxide. These Company-owned patent families are currently pending as international PCT patent applications, and some were filed in Argentina and/or Taiwan, and any patents that issue in these families will expire in 2038 or 2039 or 2040. The patent families relate to the use of inhaled nitric oxide for the improvement of right and/or left ventricular function, the use of inhaled nitric oxide for the treatment of PH-ILD, the use of inhaled nitric oxide and oxygen for the treatment of PH, and treating PH by maintaining dosing frequency and/or minimizing skipped breaths during pulsed administration of inhaled nitric oxide. Additional patent families relate to methods of administering pulsed nitric oxide, administration of nitric oxide for improvement of severe hypoxemia, administration of nitric oxide in combination with PDE-5 inhibitors, and administration of nitric oxide to improve activity levels in patients having lung-related impairment.

In addition, the FDA has granted orphan drug designation to our nitric oxide program for the treatment of PAH and IPF, which could result in marketing exclusivity of seven years in the United States should this be the first NDA approved for inhaled nitric oxide in this indication. The active ingredient, nitric oxide, was previously approved by the FDA as a drug in a separate clinical application. Accordingly, any related patent rights will not be eligible for a patent term extension under relevant provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse effects, or SAEs, occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with

GCP and the integrity of the clinical data submitted. In addition, the sponsor of a clinical trial must register and post information about the trial on the National Institutes of Health's ClinicalTrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion, although in some cases disclosure of the results of these trials can be delayed for up to two years after the trial completion date. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Traditional and Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a drug product previously approved under an NDA, published literature, or a combination of both. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on studies conducted for a previously-approved product or FDA’s previous findings regarding safety or effectiveness is appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. Thus, Section 505(b)(2) often provides an alternate and potentially more expeditious pathway to FDA approval via NDA for new or improved formulations or new uses of previously approved products.

Unlike the abbreviated new drug, or ANDA, pathway used by developers of generic versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) NDA pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a new dosage form of a previously approved drug or for the treatment a different patient population, which would require new clinical data to demonstrate safety or effectiveness. The FDA will generally require companies to perform additional studies to support any differences from the previously approved product, called a listed drug. The FDA may then approve the new drug candidate for all or some of the label indications for which the listed drug has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable. Accordingly, a 505(b)(2) NDA is subject to the same patent certification requirements as an ANDA with respect to the previously-approved drug being referenced, and it may be eligible for the three-year period of marketing exclusivity based on the submission of new clinical data that are essential to the approval of the new 505(b)(2) drug product. For more information, see section below entitled Hatch-Waxman Act and Marketing Exclusivity.

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2020 exceeds $2.9 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $325,424. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application will be filed because it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals in the review process of NDAs. For most applications involving first-in-kind molecular entities, FDA has ten months from the date of filing in which to complete its initial review of a standard application and respond to the applicant, and six months from the date of filing for an application with “priority review” products are meant to be reviewed within six months of filing. Priority review can be applied to drugs intended to treat a serious condition and that the FDA determines offer major advances in treatment by providing a significant improvement in safety or effectiveness, or that provide a treatment where no adequate therapy exists. Even if the NDA is filed by the FDA, however, companies cannot be sure that any approval will be granted on a timely basis, if at all. Moreover, the FDA does not always meet its PDUFA goal dates, and the review process for both standard and priority new drug applications may be extended by the FDA for various reasons, including for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Special Protocol Assessment

A sponsor of an IND may request that the FDA evaluate within 45 days certain protocols and issues relating to the protocols to assess whether they are adequate to meet scientific and regulatory requirements for approval. If the trials were the subject of discussion at an end-of-Phase 2 meeting with the FDA, an SPA may be requested for clinical protocols for Phase 3 trials whose data is intended to form the primary basis for an efficacy claim. If the sponsor and the FDA reach a written agreement regarding the protocol, the SPAs will be considered binding on the FDA and will not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed since a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

Expedited Review Programs and Accelerated Approval

The FDA has various programs, including Fast Track, priority review, breakthrough therapy designation, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review.

In contrast, accelerated approval provides an earlier pathway to approval of drugs to treat serious or life-threatening diseases and that that generally provide a meaningful therapeutic advantage to patients over existing treatments and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Products granted accelerated approval also are subject to additional requirements for the pre-dissemination review by the FDA of proposed promotional materials both during the NDA review process and for 120 days after marketing approval.

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new designation for drugs as “breakthrough therapies.” A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s), such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to products designated as breakthrough therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval, including working with the sponsor on an alternative clinical trial design; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and initiating a rolling review of the NDA. Although a request for breakthrough therapy designation may be submitted with the sponsor’s original IND, typically the timing of such requests follows the completion of Phase 1 or Phase 2 studies, due to the statutory criterion that the FDA make these determinations based on preliminary clinical evidence.

The FDA’s Decision on an NDA

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter, or CRL, generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

When issued, an NDA approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications as described in the application. Further, depending on the specific risk(s) to be addressed, FDA may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions which can materially affect the potential market and profitability of the product. In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its potential risks and to assure the safe use of the drug product. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of a drug product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for that are now assessed as program fees for certain NDA-approved drugs. The most recent, 2017 reauthorization of PDUFA restructured the prescription drug user fee program to eliminate the previously collected establishment and supplemental application fees.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other requirements. Changes to the manufacturing process, specifications or container closure system for an approved drug product are strictly regulated and often require prior FDA approval before being implemented. Compliance with cGMPs requires, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance and ensure ongoing compliance with other statutory requirements the FDCA, such as the requirements for making manufacturing changes to an approved NDA.

Thus, even after a new drug approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or the imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased in to the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act of 1987, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability. The product tracing provisions of the DSCSA were negotiated over many years by groups representing all supply chain stakeholders. Accordingly, the comprehensive system envisioned by this law is being implemented both by the FDA and those various stakeholders towards the shared goal of building an interoperable electronic system to identify and trace prescription drugs distributed in the United States for enhanced supply chain security. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, repackagers, wholesale distributors, and dispensers (primarily pharmacies) over a 10‑year period that is expected to culminate in November 2023.

Hatch-Waxman Act and Marketing Exclusivity

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

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in pharmacy substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

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

The Hatch-Waxman Amendments also amended the FDCA to create Section 505(b)(2) of the FDCA, and as previously described in “Traditional and Section 505(b)(2) NDAs,” Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Due to the inclusion of new clinical investigations conducted to demonstrate the safety and efficacy of the new product that relies in part on am FDA-approved listed drug, new drug applications submitted under Section 505(b)(2) are also eligible for three-year exclusivity, or in certain rare cases, five-year new chemical entity exclusivity. Accordingly, when it comes to the various forms of marketing and data exclusivity available to NDA applicants under the FDCA, a 505(b)(2) application is more similar to a traditional NDA than a generic drug application. However, the 505(b)(2) NDA follows similar procedures as an ANDA with respect to the required patent certifications, the application of the 30-month stay, and other regulatory requirements of Hatch-Waxman that may be triggered based on the nature of the listed drug being relied upon by the 505(b)(2) applicant.

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

Specifically, under FDA’s regulations implementing the Hatch-Waxman provisions, as amended, an ANDA or 505(b)(2) applicant must certify with respect to each listed patent that:

·                 the required patent information has not been filed by the original applicant;

·                 the listed patent has expired;

·                 the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

·                 the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.

If a Paragraph I or II certification is filed, the FDA may make approval of the application effective immediately upon completion of its review. If a Paragraph III certification is filed, the approval may be made effective on the patent expiration date specified in the application, although a tentative approval may be issued before that time. If an application contains a Paragraph IV certification, a series of events will be triggered, the outcome of which will determine the effective date of approval of the ANDA or 505(b)(2) application. The ANDA or Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, identified in the Orange Book for the listed drug has expired.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the follow-on applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA for the relevant drug candidate (which may be a traditional new chemical entity or a 505(b)(2) NDA candidate). If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product will be entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, made permanent PREA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. Unless otherwise required by regulation, PREA does not apply to any drug for an indication where orphan designation has been granted, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

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

In addition, pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States that, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a Written Request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to have fairly responded to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request does not require the sponsor to undertake the described studies.

Patent Term Restoration and Extension

A patent claiming a prescription drug or medical device for which FDA approval is granted may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The restoration period granted on a patent covering a new prescription drug product is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for premarket approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the NDA approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

 Review and Approval of Medical Devices in the United States

Medical devices are strictly regulated by the FDA in the United States. Under the FDCA a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

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

Class I devices are those low risk devices for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System Regulation, or QSR; facility registration and product listing; reporting of adverse medical events and malfunctions; and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Most Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k)  process.

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for most Class II devices is accomplished through the 510(k) premarket notification process, although some Class II devices are exempt from the 510(k) requirements. To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to a device that is already legally marketed in the United States and for which a PMA was not required (i.e., a Class II device). The device to which the sponsor’s device is compared for the purpose of determining substantial equivalence is called a “predicate device.” The FDA’s goal is to make a substantial equivalence determination within 90 days of FDA’s receipt of the 510(k) application, but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval. Premarket notifications are subject to user fees, unless a specific exemption applies.

Class III devices are deemed by the FDA to pose the greatest risk to patients, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above and that are life-sustaining or life-supporting. All Class III devices must be reviewed and approved by the FDA through the PMA process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in‑depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, it considers such recommendations when making final decisions on approval. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device. PMA (and supplemental PMAs) are subject to significantly higher user fees than are 510(k) premarket notifications.

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo reclassification requests are also subject to user fees, unless a specific exemption applies.

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

•	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities; and

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and

•	post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Additionally, the FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

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

Review and Approval of Combination Products in the United States

Products comprised of separate components (e.g., a drug and a device; a biologic and a device; a drug and a biologic; or a drug, device, and a biologic) are known as “combination products.” Such products often raise regulatory, policy and review management challenges because they integrate components that are regulated under different types of regulatory requirements and by different FDA Centers, namely, CDER, CDRH, or the Center for Biologics Evaluation and Research (CBER). Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Specifically, under regulations issued by the FDA, a combination product may be:

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

The FDA's Office of Combination Products (OCP) was established in 2003 to provide prompt determination of the FDA Center with primary jurisdiction over the review and regulation of a combination product; ensure timely and effective premarket review by overseeing the timeliness of and coordinating reviews involving more than one center; ensure consistent and appropriate post-market regulation; resolve disputes regarding review timeliness; and review/revise agreements, guidance and practices specific to the assignment of combination products.

OCP, determines which Center will have primary jurisdiction (the “Lead Center”) for the combination product based on the combination product’s “primary mode of action” (PMOA). A mode of action is the means by which a product achieves an intended therapeutic effect or action. The PMOA is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.  The Lead Center has primary responsibility for the review and regulation of a combination product; however a second Center is often involved in the review process, especially to provide input regarding the “secondary” component(s). In most instances, the Lead Center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed under an NDA, while a drug-device combination product assigned to CDRH is typically reviewed under through a 510(k), Premarket Approval Application (PMA), or de novo reclassification request.

Often it is difficult for OCP to determine with reasonable certainty the most important therapeutic action of the combination product. In those difficult cases, OCP will consider consistency with other combination products raising similar types of safety and effectiveness questions, or which Center has the most expertise to evaluate the most significant safety and effectiveness questions raised by the combination product. A sponsor may use a voluntary formal process, known as a Request for Designation, when the product classification is unclear or in dispute, to obtain a binding decision as to which center will regulate the combination product. If the sponsor objects to that decision, it may request that the agency reconsider that decision.

 Combination products are subject to application User Fees based on the type of application submitted for the product's premarket approval or clearance. For example, a combination product for which an NDA is submitted is subject to the NDA fee under the Prescription Drug User Fee Act. Likewise, a combination product for which a PMA is submitted is subject to the PMA fee under the Medical Device User Fee and Modernization Act.

Since a combination product incorporates two or more components that have different regulatory requirements, a combination product manufacturer must comply with all cGMP and QSR requirements that apply to each component. The FDA has issued a combination product cGMP regulation, along with final guidance, describing two approaches a combination product manufacturer may follow to demonstrate compliance. Under these two options, the manufacturer demonstrates compliance with

1.	All cGMP regulations applicable to each separate regulated component included in the combination product; or

2.	Either the drug cGMPs or the QSR, as well as with specified provisions from the other of these two sets of requirements (also called the “streamlined approach”).

We believe that our INOpulse product will be reviewed as NDAs by CDER with consulting review on the device component provided by CDRH. The Quality Systems Regulation will apply to all manufacturing of our device components and we may be subject to additional QSR requirements applicable to medical devices, such as management responsibility, design controls, purchasing controls, and corrective and preventive action.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products approved for marketing in the U.S. by the FDA will depend, in part, on the extent to which products are covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations and the amount that will be paid. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which are separate and apart from the costs required to obtain FDA or other comparable regulatory approvals based on the product’s safety and effectiveness. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In Europe and other countries outside of the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. In some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

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

•
 the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•
 analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical or medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. We also may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues.

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

Employees

As of December 31, 2019, we had 18 full-time employees, of which 14 employees were engaged in research and development and four employees provided general and administrative support. Of our employees, eight have earned advanced degrees. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our operating loss was approximately $24.6 million, $27.9 million and $17.5 million for the years ended December 31, 2017, 2018 and 2019, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

In addition, our recurring losses from operations, accumulated deficit and our need to raise additional financing in order to continue to fund our operations, may raise substantial doubt about our ability to continue as a going concern. Given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our clinical trials, we and our independent registered public accounting firm may conclude in the future that there is substantial doubt regarding our ability to continue as a going concern.

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

We plan to use our current cash and cash equivalents primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of our product candidates and any other potential product candidates. Our existing cash and cash equivalents will be used primarily to complete the Phase 2b trial and to initiate the Phase 3 trial of INOpulse for PH-ILD and to complete the dose escalation study for PH-Sarc., and will not be sufficient to fund all of the efforts that we plan to undertake or the completion of clinical development or commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of December 31, 2019, and proceeds expected to become available upon the sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, the proceeds from the registered direct offering that closed on April 1, 2020 and the proceeds received from warrant exercises in March 2020 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We may not be able to utilize all of our net operating loss carryforwards.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2019, we sold New Jersey NOL carryforwards, resulting in the recognition of $1.8 million of income tax benefit compared to $5.4 million for the year ended December 31, 2018. Subject to program availability and state approval, we have plans to sell additional NOLs and credits under the same program in following years as well. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our future taxable income, our future cash taxes may increase which might have an adverse effect on our future financial condition.

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

The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results, particularly when earlier trials are small, open-label or non-placebo-controlled trials and in trials that have different endpoints than earlier trials. For example, for PAH, , a pre-specified interim analysis was conducted by the DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study and based on the DMC's recommendation, we discontinued the trial in August 2018. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, any future clinical trials of INOpulse for PH-ILD, PH-Sarc. or any future clinical trials of INOpulse for PH-COPD because such trials may require that patients meet the restrictive enrollment criteria, such as having been diagnosed with both COPD and PH, be undergoing treatment with LTOT and not having significant left ventricular dysfunction.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs and biologics intended for the treatment of relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States who have been diagnosed as having the disease or condition at the time of the submission of the request for orphan drug designation. The FDA has granted orphan drug designation to our nitric oxide program for the treatment of IPF and for the treatment of PAH. Accordingly, if we are the first company to receive FDA approval for nitric oxide for the treatment of IPF or PAH, we will obtain seven years of marketing exclusivity, during which time the FDA may not approve another product containing nitric oxide as its active ingredient for the treatment of these rare diseases, except under a limited number of situations including a showing that another product is clinically superior. We have not yet applied for orphan drug designation in any jurisdictions outside of the United States.

Even though we have obtained orphan drug designation for our nitric oxide program to treat these diseases in the United States, and even if we obtain orphan drug designation for our product candidates in other indications, for our future product candidates or in other jurisdictions, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same condition. For example, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. Orphan drug exclusivity may be lost if the FDA, or the equivalent regulatory authority in jurisdictions outside of the United States, determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This coronavirus has since spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus have intensified. If this outbreak continues to spread, we may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that other countries or regions may be less effective at containing the coronavirus, or that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Further, should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials. In addition, if the spread of the coronavirus continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure.

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

We have entered into a drug clinical supply agreement with Ikaria, pursuant to which Ikaria will manufacture and supply our requirements for nitric oxide for inhalation and corresponding placebo for use in clinical trials of INOpulse. Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana, which is the only FDA-inspected site in the world for manufacturing medical nitric oxide. Ikaria’s Port Allen facility is subject to the risks of a natural disaster or other business disruption, including the widespread outbreak of infectious diseases as the outbreak of the coronavirus known as COVID-19. We maintain under controlled storage conditions a two- to three-month supply of clinical trial drug product, but there can be no assurance that we would be able to meet our requirements for INOpulse if there were a catastrophic event or failure of Ikaria’s manufacturing system. Because Ikaria’s Port Allen facility is the only FDA-inspected site that can manufacture nitric oxide for INOpulse and because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few, if any, third-party manufacturers to which we could contract this work in a short period of time. Therefore, any disruption in Ikaria’s Port Allen facility, or the failure by Ikaria for any other reason to provide us with nitric oxide, could materially and adversely affect supplies of nitric oxide for INOpulse and our ongoing and planned clinical trials. Any such disruption would force us to seek nitric oxide from an alternative source, which may not be available on commercially reasonable terms, or at all. In addition, we do not currently have any arrangements with Ikaria to provide us with commercial quantities of nitric oxide. If we are unable to arrange for Ikaria to provide such quantities on commercially reasonable terms, or at all, we may not be able to successfully produce and market INOpulse or may be delayed in doing so.

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

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data storage risks.

 Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit confidential information, and it is critical that we do so in a secure manner in order to maintain the confidentiality and integrity of such confidential information. Our information technology systems are potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, vendors, or from attacks by malicious third parties. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful access or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination or misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material effect on our business, financial position, results of operations and/or cash flow.

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

•
the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•
 analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The negotiation process for the next cycle of prescription drug and medical device user fee programs is beginning in 2020 as those programs must be reauthorized by Congress in mid-2022.

In addition, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict the extent to which these executive actions will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Although the FDA has granted us emergency expanded access to allow for INOpulse® to be used as treatment for certain patients with COVID-19 under the care and supervision of such patient’s physician, we cannot assure you that INOpulse® will prove to be an effective treatment for COVID-19 or approved for marketing by the FDA.

On March 19, 2020, the U.S. Food and Drug Administration (FDA) granted emergency expanded access to allow for our proprietary inhaled nitric oxide (iNO) delivery system, INOpulse® to immediately be used as supportive treatment for single patients with COVID-19 under the care and supervision of the patient’s physician. This emergency expanded access from the FDA was granted on a named patient basis and we are currently planning to file for additional COVID-19 patients as necessary. We are also planning to apply with the FDA for a larger expanded access IND. As there is no history of using iNO for this purpose, there can be no assurance that our product will be safe or effective when used to treat COVID-19 patients. In addition, there are still regulatory and product development steps to be taken before INOpulse® is approved for marketing by FDA and can be fully commercialized in the United States.  Accordingly, there can be no assurance that INOpulse® will prove to be an effective treatment for COVID-19 or that it will be approved for marketing by the FDA.

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

Our executive officers, directors and stockholders who are known by us to beneficially own more than 5% of our common stock, in the aggregate, beneficially owned a majority of our outstanding common stock as of April 3, 2020. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could delay, defer or prevent a change in control; entrench our management or board of directors; or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

In addition, as of April 3, 2020, our largest stockholder, investment funds affiliated with New Mountain Capital, or the New Mountain Entities, beneficially owned, in the aggregate, approximately 16.5% of our outstanding common stock. Pursuant to the terms of a stockholders agreement, the New Mountain Entities are entitled to designate one director for nomination to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries and to appoint the lead director of our board of directors, in each case, for so long as the New Mountain Entities or certain of their respective assignees beneficially own (i) 50% or more of the sum of (a) the aggregate number of shares of our common stock that they collectively owned immediately prior to the closing of our IPO and (b) the number of shares of our common stock, if any, acquired following the closing of our IPO and (ii) 15% or more of our common stock outstanding (as set forth on the cover of our then most recently filed annual report on Form 10-K or quarterly report on Form 10-Q).

The New Mountain Entities also have certain other rights conferred by the stockholders agreement. The New Mountain Entities may exert significant influence over matters requiring board approval. In addition, their consent is required for certain matters requiring approval by our stockholders, including the compensation and hiring and firing of our chief executive officer, business combinations, issuance of shares of our capital stock and incurrence of debt. These stockholder approval rights will terminate as outlined in the section entitled “Certain Relationships and Related Person Transactions-Stockholders Agreements” in our 2020 Proxy Statement (as defined below in Part III).

Our second largest stockholder, Puissance, beneficially owned approximately 9.0% of our outstanding common stock as of April 3, 2020.

Our third largest stockholder, Linde North America, Inc., an indirect wholly-owned subsidiary of Linde AG, or Linde, beneficially owned approximately 5.7% of our outstanding common stock, as of April 3, 2020.  Pursuant to the terms of a stockholders agreement, Linde is entitled to designate one director to our board of directors and to designate one director to the board of directors (or equivalent governing body) of each of our subsidiaries if continuing ownership requirements are met as outlined in the section entitled “Certain Relationships and Related Person Transactions-Stockholders Agreements” in our 2020 Proxy Statement (as defined below in Part III).

The New Mountain Entities, Puissance and Linde may have interests that differ from the interests of our other stockholders, and they may vote in ways with which our other stockholders disagree and that may be adverse to interests of our other stockholders. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

A significant portion of our total outstanding shares are subject to volume limitations as to sale, but have registration rights that could allow them to be sold into the market without such restrictions, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of April 3, 2020, we had outstanding options to purchase an aggregate of 666,444 shares of our common stock, of which options to purchase approximately 299,036 were vested and outstanding and outstanding warrants to purchase an aggregate of 2,028,636 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our shares of common stock began trading on the Nasdaq Global Market on February 13, 2015. On August 28, 2019, we received approval from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Our common stock was transferred to the Nasdaq Capital Market effective as of August 30, 2019. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell shares without depressing the market price for the shares, or at all.

Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “BLPH.” If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;

•	stockholders’ equity of $2.5 million;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

On February 27, 2019, we received a written notification from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the minimum bid price of our common stock was below $1.00 per share for the previous 30 consecutive business days. We were provided an initial period of 180 calendar days, or until August 26, 2019, to regain compliance with the minimum bid price rule. In response, on August 15, 2019, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On August 28, 2019, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). Our common stock was transferred to the Nasdaq Capital Market effective as of August 30, 2019. As a result of the Approval, we were granted an additional 180-day grace period, or until February 24, 2020, to regain compliance with the minimum bid price rule. On February 7, 2020, our common stock underwent a 1-for-15 reverse stock split. As of the close of trading on February 24, 2020, the closing bid price of our common stock was at least $1.00 per share for 10 consecutive trading days and, accordingly, we regained compliance with Nasdaq’s continued listing requirements. There can be no assurance that we will be able to remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.”

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities consist of approximately 22,000 square feet of office space at our headquarters located in Warren, New Jersey and approximately 3,640 square feet of office space and research lab facilities also located in Warren, New Jersey. Both the office space and the laboratory space are under leases that expire in 2023. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonably terms as needed.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol “BLPH”.

Stockholders

As of April 3, 2020, we had 6,132,393 outstanding shares of common stock and approximately 194 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Certain of our employees surrendered 13,547 shares to us, at a purchase price of $5.10, during the fourth quarter of fiscal year 2019, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6.    Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, an independent registered public accounting firm. The balance sheet data as of December 31, 2017, 2016 and 2015 as well as the Statement of Operations data for the years ended December 31, 2016 and 2015 are from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share/unit data)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Information
Operating expenses:
Research and development	$11,032	$20,259	$17,854	$16,650	$33,365
General and administrative	6,441	7,621	6,745	7,107	14,870
Total operating expenses	17,473	27,880	24,599	23,757	48,235
Other operating income	—	—	—	—	1,667
Loss from operations	(17,473)	(27,880)	(24,599)	(23,757)	(46,568)
Change in fair value of common stock warrant liability	2,682	24,877	(30,403)	(590)	—
Warrant amendment charge	(674)	—	—	—	—
Interest and other income, net	397	378	184	95	109
Pre-tax loss	(15,068)	(2,625)	(54,818)	(24,252)	(46,459)
Income tax benefit	(1,801)	(5,439)	—	(438)	—
Net income (loss)	$(13,267)	$2,814	$(54,818)	$(23,814)	$(46,459)

Weighted average shares outstanding:
Basic	4,503,375	3,829,769	2,596,729	1,003,841	817,846
Diluted	4,503,375	4,336,593	2,596,729	1,003,841	817,846
Net income (loss) per share/unit:
Basic	$(2.95)	$0.73	$(21.11)	$(23.72)	$(56.81)
Diluted	$(2.95)	$(5.07)	$(21.11)	$(23.72)	$(56.81)

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015

Consolidated Balance Sheet Information

Cash and cash equivalents	$9,874	$16,645	$28,823	$14,202	$6,260
Restricted cash, current	103	101	402	401	—
Restricted cash, non-current	300	300	150	307	457
Marketable securities	—	—	2,996	5,571	17,807
Total assets	13,108	18,360	36,810	29,702	38,409
Working capital	2,798	9,857	28,501	20,010	21,379
Total long term liabilities	1,933	6,965	32,325	5,215	—
Stockholders'/Members’ equity (Deficiency in assets)	$3,591	$3,856	$(2,594)	$17,992	$30,336

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
In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In addition, iNO was well-tolerated with no safety concerns, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in MVPA from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. In addition to the primary endpoint, we are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD. In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF demonstrated statistically significant placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were underscored by benefits in other actigraphy parameters, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

In 2018, we initiated a Phase 2 intra-patient dose escalation study that utilizes right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-ILD subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically significant improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. Inhaled nitric oxide was well-tolerated with no safety concerns across doses.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a

PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The therapy was well tolerated with no related safety concerns. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

On March 19, 2020, the FDA granted emergency expanded access to allow for our proprietary inhaled nitric oxide (iNO) delivery system, INOpulse®, to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment is to avert the hospitalized patient’s disease progression and avoid the need to perform intubation. This emergency expanded access from the FDA was granted on a named patient basis and we are currently planning to file for additional COVID-19 patients as necessary. We are also planning to apply with the FDA for a larger expanded access IND.

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

INOpulse for PH-ILD
We initiated our clinical program in PH-ILD in 2016. During May 2017, we announced completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in PH-ILD. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF study. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate higher doses of iNO as well as a longer 16 week evaluation period. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF demonstrated statistically significant placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were underscored by benefits in other actigraphy parameters, as well as patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

INOpulse for PH-COPD
We completed and received results from a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2a clinical trial of INOpulse for PH-COPD in July 2014. During September 2017, we shared results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. In May 2018, we announced that we reached agreement with the FDA on the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. We continue to evaluate alternatives for the funding and timing of this program.

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

Drug and Delivery System Costs
Drug and delivery system costs include cartridge procurement, cartridge filling, delivery system manufacturing and delivery system servicing. These costs relate to all indications that utilize the INOpulse delivery system. During the three months ended September 2017, we began to incur drug and delivery system costs for our Phase 2b study using INOpulse therapy in a broad population of patients with PF. Historically, drug and delivery system costs were primarily for our studies of INOpulse for PAH.

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

Results of Operations

 Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$3,502	$2,147	$1,355	63%
PAH	(29)	6,917	(6,946)	(100)%
Other clinical trials	83	36	47	131%
Drug and delivery system costs	$1,382	$4,856	$(3,474)	(72)%
Clinical programs	4,938	13,956	(9,018)	(65)%
Research and development infrastructure	4,928	4,964	(36)	(1)%
INOpulse engineering	1,166	1,339	(173)	(13)%
Total research and development expenses	11,032	20,259	(9,227)	(46)%
General and administrative expenses	6,441	7,621	(1,180)	(15)%
Loss from operations	(17,473)	(27,880)	10,407	(37)%
Change in fair value of common stock warrant liability	2,682	24,877	(22,195)	(89)%
Warrant amendment charge	(674)	—	(674)	NA
Interest and other income, net	397	378	19	5%
Pre-tax loss	(15,068)	(2,625)	(12,443)	474%
Income tax benefit	(1,801)	(5,439)	3,638	(67)%
Net (loss) income	$(13,267)	$2,814	$(16,081)	(571)%

Total Operating Expenses.  Total operating expenses for the year ended December 31, 2019 were $17.5 million compared to $27.9 million for the year ended December 31, 2018, a decrease of $10.4 million, or 37%. This decrease was primarily due to decreased research and development expenses pertaining to our PAH clinical trial, drug and delivery system costs, as well as decrease in our general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the year ended December 31, 2019 were $11.0 million compared to $20.3 million for the year ended December 31, 2018, a decrease of $9.3 million, or 46%. Total research and development expenses consisted primarily of the following:

•
PH-ILD, PH-Sarc and PH-COPD research and development expenses for the year ended December 31, 2019 were $3.5 million compared to $2.1 million for the year ended December 31, 2018, an increase of $1.4 million, or 63%. The increase was primarily due to increased spending on the PH-ILD Phase 2b trial.

•
PAH research and development expenses for the year ended December 31, 2019 were de minimis and included reversal of prior year's accrual, compared to $6.9 million for the year ended December 31, 2018. The decrease was driven by the discontinuation of our PAH Phase 3 trial in August 2018.

•
Drug and delivery system costs for the year ended December 31, 2019 were $1.4 million compared to $4.9 million for the year ended December 31, 2018, a decrease of $3.5 million, or 72%. The decrease was primarily due to material purchases for our PAH trial that was discontinued in August 2018 partially offset by an increase in material purchases for our PH-ILD trial.

•
Research and development infrastructure expenses for the year ended December 31, 2019 were $4.9 million compared to $5.0 million for the year ended December 31, 2018, a decrease of $0.1 million, or 1%. The decrease represents no material change in cost.

•
 INOpulse engineering expenses for the year ended December 31, 2019 were $1.2 million compared to $1.3 million for the year ended December 31, 2018, a decrease of $0.1 million, or 13%. The decrease was primarily due to lower consulting expenses.

 General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2019 were $6.4 million compared to $7.6 million for the year ended December 31, 2018, a decrease of $1.2 million, or 15%. The decrease was primarily due to intellectual property, consulting and stock based compensation expenses as well as a reversal of prior year consulting expenses.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the year ended December 31, 2019 was an income of $2.7 million compared to an income of $24.9 million for the year ended December 31, 2018, a decrease of $22.2 million, or 89%. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price as well as the warrant amendment as described below.

Warrant Amendment Charge. On June 28, 2019, we entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of the November 2016 warrants to purchase 12,598,572 shares of common stock. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

Income Tax Benefit. We had $1.8 million of income tax benefit for the year ended December 31, 2019 compared to $5.4 million for the year ended December 31, 2018, a decrease of $3.6 million, or 67%. Tax benefit for the year ended December 31, 2019 included the proceeds in January 2019 from selling $20 million of New Jersey state net operating losses, or NOLs, under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The tax benefit for the year ended December 31, 2018 included the proceeds in February 2018 from selling $61.5 million of state NOLs, and $0.2 million of Research and Development credits under the same program for net proceeds of $5.3 million. Subject to program availability and state approval, we have plans to sell additional NOLs and credits under the same program in following years as well.

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
We had cash and cash equivalents of $9.9 million as of December 31, 2019. Our existing cash and cash equivalents and marketable securities as of December 31, 2019 will be used primarily to complete the Phase 2b trial and to initiate the Phase 3 trial of INOpulse for PH-ILD as well as to complete the dose escalation study for PH-Sarc.

On April 1, 2020, we completed the sale of 1,275,000 shares of our common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.
Taking into consideration the cash proceeds from the April 1, 2020 registered direct offering and $3.1 million received in March 2020 from warrant exercises (see Note 6 to the financial statement), we have evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of December 31, 2019, proceeds expected to become available upon the sale of state NOLs and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, the proceeds from the registered direct offering completed on April 1, 2020 and the proceeds received from warrant exercises in March 2020 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

We continue to pursue potential sources of funding, including equity financing and previously were able to obtain funding from equity offerings and sale of tax attributes, including:

•
On May 9, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor for the sale of 133,333 shares of our common stock at a purchase price of $22.50 per share and warrants to purchase up to an aggregate of 66,666 shares of our common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $22.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued to the placement agent of the Direct Offering, warrants to purchase up to 4,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $28.125 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

•
On September 26, 2017, we entered into a Securities Purchase Agreement, or the PIPE Purchase Agreement, pursuant to which we sold an aggregate of 1,296,650 shares of our common stock at a purchase price of $18.075 per share and warrants to purchase up to an aggregate of 1,296,650 shares of our common stock, or the PIPE Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $18.63 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on September 29, 2017. The aggregate gross and net proceeds for the PIPE Offering were $23.4 million and $22.8 million, respectively.

•
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

•
On January 25, 2019, we completed the sale of 666,666 shares of our common stock at a public offering price of $10.50 per share, resulting in net proceeds of approximately $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.

•
On December 16, 2019, we entered into a Binding Term Sheet and Agreement for a Line of Credit Facility (the “Term Sheet”) with New Mountain Partners II AIV-A LP, New Mountain Partners II AIV-B LP, Allegheny New Mountain Partners LP, New Mountain Affiliated Investors II LP, Puissance Capital Management LP, Jonathan M. Peacock, Naseem Amin and Ted Wang (each a Lender and collectively, the “Lenders”). Pursuant to the Term Sheet, the Lenders will make available to the Company, on a pro rata basis, a $10,000,000 line of credit facility pursuant to which we will have the right to draw down $5,000,000 after March 31, 2020, provided that we have randomized the first patient in our iNO-PF Phase 3 clinical trial by such date, and another $5,000,000 after June 30, 2020, provided that no drawdowns shall be made later than December 31, 2020, and such drawdowns shall be convertible into shares of our common stock, immediately prior to a change of control pursuant to the terms and conditions of the Term Sheet (the “Credit Line”). It shall be a condition to each drawdown that there has been no material adverse change in the condition (financial or otherwise), properties, business or operation of the Company since the date of the Term Sheet. We agreed to pay the Lenders a fee in cash equal to $300,000 upon the occurrence of certain events, and this fee became payable as a result of the April 1, 2020 registered direct offering. We have no obligation to draw down on the Credit Line and anticipate that we would only do so if alternative financing is not available on more favorable terms. The Credit Line matures on December 16, 2021 and any amounts drawn will bear interest at 8.0% per annum, which is payable in kind. The Lenders have the right to require the repayment of the loan at any time after we complete a single capital raise with gross proceeds of at least $15,000,000. Events of default under the Credit Line include a Change of Control, bankruptcy and insolvency. Immediately prior to the consummation of a Change of Control, each Lender will have a right to convert outstanding drawdown loan amounts into shares of common stock of the Company at a conversion price per share equal to $6.207 (subject to adjustment for stock splits and similar transactions); provided that the aggregate number of shares of common stock of the Company to be issued upon conversion of the drawdown loan amounts under the Credit Line to a Lender other than New Mountain Capital (or its affiliates), in addition to shares of Company common stock owned by or otherwise issued to such Lender, shall not exceed 19.99% of the Company’s issued and outstanding common stock in the aggregate pursuant to the Company’s obligations under Nasdaq Listing Rule 5635(c) (or any successor or similar rule or interpretation thereof) unless stockholder approval is obtained.

•
The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We sold $61.5 million of state NOLs and $0.2 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and we sold an additional $20 million of state NOLs for net proceeds of $1.7 million in January 2019. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

On February 5, 2020, we filed a certificate of amendment to our amended and restated Certificate of Incorporation to effect a 1 - for- 15 reverse stock split of our outstanding shares of common stock, which became effective on February 7, 2020. The shares of common stock and exercise price underlying our outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance, under our equity incentive plans and employee stock purchase plan, were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans were proportionately adjusted for the reverse stock split. The reverse stock split reduced the number of shares of our common stock that were outstanding at February 10, 2020 from 69,053,548 to 4,603,460 after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. The consolidated financial statements herein and descriptions of transactions give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, and 2018:

	Year Ended December 31,
(Dollar amounts in thousands)	2019	2018
Operating activities	$(12,936)	$(15,495)
Investing activities	—	3,000
Financing activities	6,167	166

Net change in cash, cash equivalents and restricted cash	$(6,769)	$(12,329)

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $12.9 million compared to $15.5 million for the year ended December 31, 2018, a decrease of $2.6 million, or 17%. The decrease in cash used in operating activities was primarily due to a decrease in our operating expenses that was offset by the change in operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 was $3.0 million due to proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $6.2 million, which included the proceeds from the January 2019 Public Offering, compared to $0.2 million for the year ended December 31, 2018, which primarily included proceeds from the exercise of warrants.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2019 (in thousands):

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating Lease Obligations(1)	$2,515	$757	$1,758	$—
Total	$2,515	$757	$1,758	$—

(1)
Operating lease obligations include a lease agreement we entered into on August 6, 2015 for office space and a lease agreement we entered into on September 3, 2019 for laboratory space, both in Warren, New Jersey.

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in Accounting Standards Codification, or ASC Topic 480, Distinguishing Liabilities From Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify warrant liability on the consolidated balance sheet as current liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liability.  Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. Refer to Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrants.

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

Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, modifies and adds certain disclosure on fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. We do not expect the standard to have a material impact on its consolidated financial statements.

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

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $9.9 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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

Short Hills, New Jersey
April 6, 2020

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$9,874	$16,645
Restricted cash	103	101
Prepaid expenses and other current assets	405	650
Total current assets	10,382	17,396
Restricted cash, non-current	300	300
Right of use assets, net	2,110	—
Property and equipment, net	316	664
Total assets	$13,108	$18,360
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,106	$2,755
Accrued research and development	2,117	3,771
Accrued expenses	1,703	1,013
Current portion of operating lease liabilities	658	—
Total current liabilities	7,584	7,539
Long term operating lease liabilities	1,659	—
Common stock warrant liability	274	6,965
Total liabilities	9,517	14,504

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 4,580,127 and 3,911,857 shares issued and outstanding at December 31, 2019 and 2018, respectively	46	39
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2019 and 2018	—	—
Additional paid-in capital	193,308	180,313
Accumulated deficit	(189,763)	(176,496)
Total stockholders' equity	3,591	3,856

Total liabilities and stockholders' equity	$13,108	$18,360

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$11,032	$20,259	$17,854
General and administrative	6,441	7,621	6,745
Total operating expenses	17,473	27,880	24,599
Loss from operations	(17,473)	(27,880)	(24,599)
Change in fair value of common stock warrant liability	2,682	24,877	(30,403)
Warrant amendment charge	(674)	—	—
Interest and other income, net	397	378	184
Pre-tax loss	(15,068)	(2,625)	(54,818)
Income tax benefit	(1,801)	(5,439)	—
Net (loss) income	$(13,267)	$2,814	$(54,818)
Weighted average shares outstanding:
Basic	4,503,375	3,829,769	2,596,729
Diluted	4,503,375	4,336,593	2,596,729
Net (loss) income per share:
Basic	$(2.95)	$0.73	$(21.11)
Diluted	$(2.95)	$(5.07)	$(21.11)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(13,267)	$2,814	$(54,818)
Other comprehensive (loss) income
Unrealized gains (losses) on available-for-sale marketable securities	$—	$4	$(4)
Total other comprehensive income (loss)	$—	$4	$(4)
Comprehensive (loss) income	$(13,267)	$2,818	$(54,822)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)
 (Amounts in thousands except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficiency in Assets)
	Shares	Amount
Balance at December 31, 2016	2,113,435	$21	$142,463	$—	$(124,492)	$17,992
Net loss	—	—	—	—	(54,818)	(54,818)
Other comprehensive loss	—	—	—	(4)	—	(4)
Sale of common stock and warrants in PIPE Offering, net of offering expenses of $677	1,296,650	13	22,746	—	—	22,759
Sale of common stock in Direct Offering, net of offering expenses of $187	133,333	1	1,694	—	—	1,695
Warrant exercises - shares exclude 19,284 shares paid for but not issued in 2017	191,505	2	6,939	—	—	6,941
Stock-based compensation	58,272	1	2,840	—	—	2,841
Balance at December 31, 2017	3,793,195	$38	$176,682	$(4)	$(179,310)	$(2,594)
Net income	—	—	—		2,814	2,814
Other comprehensive income	—	—	—	4	—	4
Warrant exercises - shares include 19,284 shares paid for in 2017 and issued in 2018	35,272	—	673	—	—	673
Exercise of stock options	391	—	4	—	—	4
Stock-based compensation	82,999	1	2,954	—	—	2,955
Balance at December 31, 2018	3,911,857	$39	$180,313	$—	$(176,496)	3,856
Net income	—	—	—	—	(13,267)	(13,267)
Warrant amendment	—	—	4,683	—	—	4,683
Public offering	666,666	7	6,229	—	—	6,236
Surrender of shares to the Company for the payment of tax withholding obligations	(13,547)	—	(69)	—	—	(69)
Stock-based compensation	15,151	—	2,152	—	—	2,152
Balance at December 31, 2019	4,580,127	$46	$193,308	$—	$(189,763)	$3,591

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
 Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(13,267)	$2,814	$(54,818)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	348	362	373
Stock-based compensation	2,152	2,955	2,841
Change in fair value of common stock warrant liability	(2,682)	(24,877)	30,403
Warrant amendment charge	674	—	—
Accretion and amortization of discounts and premiums on marketable securities, net	—	—	(6)
Issuance costs attributable to common stock warrant liability	—	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	245	2,709	2,972
Other non-current assets	—	54	1,437
Accounts payable, accrued research and development and accrued expenses	(406)	488	791
Net cash used in operating activities	(12,936)	(15,495)	(15,896)
Cash flows from investing activities:
Purchase of marketable securities	—	—	(5,981)
Proceeds from sale of marketable securities	—	3,000	8,558
Net cash provided by investing activities	—	3,000	2,577
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	190	2,299
Proceeds received from exercise of options	—	4	—
Proceeds from issuance of common stock in Public Offering	6,236	—	—
Proceeds from exercise of warrants pending issuance of common shares	—	—	231
Proceeds from sale of Units in Secondary Offering, net of commissions and offering expenses	—	—	(235)
Proceeds from sale of Units in PIPE Offering, net of offering expenses	—	(28)	22,759
Proceeds from sale of Units in Direct Offering, net of commissions and offering expenses	—	—	2,730
Tax withholding payments for stock compensation	(69)	—	—
Net cash provided by financing activities	6,167	166	27,784
Net change in cash, cash equivalents and restricted cash	(6,769)	(12,329)	14,465
Cash, cash equivalents and restricted cash at beginning of year	17,046	29,375	14,910
Cash, cash equivalents and restricted cash at end of year	$10,277	$17,046	$29,375
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$—	$4	$(4)
Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$—	$483	$4,411
Unpaid expenses related to offerings	$—	$—	$28
Reclassification of warrant liability to equity on amendment of warrant agreements	$4,009	$—	$—
New right of use asset and operating lease	$322	$—	$—

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

    On February 5, 2020, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 - for - 15 reverse stock split of the Company's outstanding shares of common stock which became effective on February 7, 2020. The shares of common stock underlying the Company's outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans and warrants were proportionately adjusted for the reverse stock split. There was no change to our authorized number of shares or to our par value per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at February 10, 2020 from 69,053,548 to 4,603,460, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a deminimis cash payment in lieu of such fractional shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

(g) Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of operations in the same line item as expenses arising from fixed lease payments.

In accordance with Topic 842, leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's implicit borrowing rate. As the implicit rate is not typically available, the Company uses its implicit borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2019 were de minimis.

Financial information presented prior to January 1, 2019 has not been adjusted and is presented in accordance with ASC 840. Refer to the Recently Adopted Accounting Pronouncements section within this note below and Note 4 - Right of Use Assets and Leases for details about the Company's lease portfolio.

(h) New Accounting Pronouncements

Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which along with subsequent ASUs, was codified as Accounting Standards Codification 842 (ASC 842) and provides accounting guidance for both lessee and lessor accounting models. The new standard became effective for the Company on January 1, 2019. The Company adopted the standard using the effective date method at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in the financial statements. The recognition of lease liabilities and corresponding ROU assets had a material impact on our consolidated balance sheet. Upon adoption, as of January 1, 2019, we recognized a $2.6 million operating lease liability and a $2.3 million ROU asset. The adoption of this standard did not have a material impact on the Company's consolidated statements of operations, stockholders’ equity or cash flows.

Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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
The Company had cash and cash equivalents of $9.9 million as of December 31, 2019. The Company's existing cash and cash equivalents as of December 31, 2019, will be used primarily to complete the Phase 2b trial and to initiate the Phase 3 trial of INOpulse for PH-ILD as well as to complete the dose escalation study for PH-Sarc.

On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to the Company's effective shelf registration statement on Form S-3.

Taking into consideration the cash proceeds from the April 1, 2020 registered direct offering and $3.1 million received in March 2020 from warrant exercises (see Note 6), the Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and the Company's current plans, management believes that the Company's existing cash and cash equivalents as of December 31, 2019, proceeds expected to become available upon the sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, the proceeds from the registered direct offering completed on April 1, 2020 and the proceeds received from warrant exercises in March 2020 will be sufficient to satisfy the Company's operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Company continues to pursue potential sources of funding, including equity financing and previously was able to obtain funding from equity offerings and sale of tax attributes, including:

•
On May 9, 2017, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with a single institutional investor for the sale of 133,333 shares of its common stock at a purchase price of $22.50 per share and warrants to purchase up to an aggregate of 66,666 shares of its common stock, or the Direct Offering. The warrants became exercisable commencing six months from the issuance date at an exercise price equal to $22.50 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. In addition, the Company issued to the placement agent of the Direct Offering warrants to purchase up to 4,000 shares. The placement agent warrants have substantially the same terms as the warrants issued to the investor, except that the placement agent warrants have an exercise price equal to $28.125 and will be exercisable for five years from the date of the closing of this offering. The closing of the sales of these securities under the Purchase Agreement occurred on May 15, 2017. The aggregate gross and net proceeds for the Direct Offering were $3.0 million and $2.7 million, respectively.

•
On September 26, 2017, the Company entered into a Securities Purchase Agreement, or the PIPE Purchase Agreement, pursuant to which the Company sold an aggregate of 1,296,650 shares of its common stock at a purchase price of $18.075 per share and warrants to purchase up to an aggregate of 1,296,650 shares of its common stock, or the PIPE Offering. The warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $18.63 per full share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the PIPE Purchase Agreement occurred on September 29, 2017. The aggregate gross and net proceeds for the PIPE Offering were $23.4 million and $22.8 million, respectively.

•
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

•
On January 25, 2019, the Company completed the sale of 666,666 shares of its common stock at a public offering price of $10.50 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million. Such shares were sold pursuant to the Company's effective shelf registration statement on Form S-3.

•
On December 16, 2019, the Company entered into a Binding Term Sheet and Agreement for a Line of Credit Facility (the “Term Sheet”) with New Mountain Partners II AIV-A LP, New Mountain Partners II AIV-B LP, Allegheny New Mountain Partners LP, New Mountain Affiliated Investors II LP, Puissance Capital Management LP, Jonathan M. Peacock, Naseem Amin and Ted Wang (each a Lender and collectively, the “Lenders”). Pursuant to the Term Sheet, the Lenders will make available to the Company, on a pro rata basis, a $10,000,000 line of credit facility pursuant to which the Company will have the right to draw down $5,000,000 after March 31, 2020, provided that the Company has randomized the first patient in its iNO-PF Phase 3 clinical trial by such date, and another $5,000,000 after June 30, 2020, provided that no drawdowns shall be made later than December 31, 2020, and such drawdowns shall be convertible into shares of the Company’s common stock, immediately prior to a change of control pursuant to the terms and conditions of the Term Sheet (the “Credit Line”). It shall be a condition to each drawdown that there has been no material adverse change in the condition (financial or otherwise), properties, business or operation of the Company since the date of the Term Sheet. The Company agreed to pay the Lenders a fee in cash equal to $300,000 upon the occurrence of certain events, and this fee became payable as a result of the April 1, 2020 registered direct offering. The Company has no obligation to draw down on the Credit Line and anticipates that it would only do so if alternative financing is not available on more favorable terms. The Credit Line matures on December 16, 2021 and any amounts drawn will bear interest at 8.0% per annum, which is payable in kind. The Lenders have the right to require the repayment of the loan at any time after we complete a single capital raise with gross proceeds of at least $15,000,000. Events of default under the Credit Line include a Change of Control, bankruptcy and insolvency. Immediately prior to the consummation of a Change of Control, each Lender will have a right to convert outstanding drawdown loan amounts into shares of common stock of the Company at a conversion price per share equal to $6.207 (subject to adjustment for stock splits and similar transactions); provided that the aggregate number of shares of common stock of the Company to be issued upon conversion of the drawdown loan amounts under the Credit Line to a Lender other than New Mountain Capital (or its affiliates), in addition to shares of Company common stock owned by or otherwise issued to such Lender, shall not exceed 19.99% of the Company’s issued and outstanding common stock in the aggregate pursuant to the Company’s obligations under Nasdaq Listing Rule 5635(c) (or any successor or similar rule or interpretation thereof) unless stockholder approval is obtained.

•
The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $61.5 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in February 2018 for net proceeds of $5.3 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

Until such time, if ever, as the Company can generate substantial product revenues, its expects to finance its cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

(4) Right of Use Assets and Leases

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years with a term date of March 31, 2023, with the Company's right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months with a term date of April 30, 2023, with the Company's right to extend the original term for one period of 90 days. The office and research facility as well as the laboratory operating leases are included in “Right of use assets, net” on the Company's December 31, 2019 consolidated balance sheet and represents the Company’s right to use the underlying assets for the respective lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liabilities” and “Long term operating lease liabilities” on the Company's December 31, 2019 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2019 were de minimis.

Information related to the Company's right of use assets and related lease liabilities is as follows ($ amounts in thousands):

For the Year Ended
December 31, 2019
Cash paid for operating lease liability	$683
Operating lease expenses	642
Weighted average remaining lease term	3.26 years
Weighted average discount rate	4.94%

Maturities of lease liabilities as of December 31, 2019 were as follows :
2020	757
2021	770
2022	783
2023	205
2,515
Less imputed interest	(198)
Total operating lease liabilities	2,317

Rent expenses for the year ended December 31, 2018 were $0.6 million.

(5) Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Machinery and equipment	$2,048	$2,048
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	2,528
Less accumulated depreciation	(2,212)	(1,864)
	$316	$664

(6) Common Stock Warrants

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share. On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders' equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2019, 916,070 of the 2016 Warrants were outstanding, of which 839,899 were equity classified and 76,171 were liability classified. In March 2020, 254,769 of the November 2016 warrants were exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2019, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2019, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	1,296,650	986,736	$6,965
Reclassification of warrants to equity on amendment of warrant agreements	839,899	(839,899)	(4,009)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(2,682)
Ending balance	2,136,549	146,837	$274

The following table summarizes warrant activity for the year ended December 31, 2018 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Beginning balance	1,296,650	1,002,724	$32,325
Exercises	—	(15,988)	(483)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(24,877)
Ending balance	1,296,650	986,736	$6,965
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

The following table summarizes fair value measurements by level at December 31, 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$274	$274

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
The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Valuation assumptions:
Risk-free interest rate	1.59%	2.45%
Expected volatility	107.00%	93.61%
Expected term (in years)	2.4	3.0
Dividend yield	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company's stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 plan from 333,333 to 833,333. As of December 31, 2019, the Company had 486,200 shares available for grant.

As of December 31, 2019, there was approximately $2.9 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.6 years.

No tax benefit was recognized during the years ended December 31, 2019, 2018 and 2017 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

 Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

The weighted average grant-date fair value of options issued during the years ended December 31, 2019, 2018 and 2017 was $5.68, $15.27 and $15.70, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Valuation assumptions:
Risk-free interest rate	1.67%	2.74%	2.04%
Expected volatility	86.02%	84.55%	91.02%
Expected term (in years)	6.0	6.0	6.0
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Shares	Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2016	211,974	$7.35	-	199.20	$46.31	9.4
Granted	7,080	16.80	-	33.75	20.90
Exercised	(66)	7.35			7.35
Forfeited	(1,016)	7.35	-	180.00	23.28
Options outstanding as of December 31, 2017	217,972	$7.35	-	199.20	$45.61	8.4
Granted	245,527	13.65	-	43.80	20.91
Exercised	(391)	7.35	-	29.10	7.80
Expired	(532)	199.20			199.20
Forfeited	(11,330)	7.35	-	180.00	29.82
Options outstanding as of December 31, 2018	451,246	$7.35	-	199.20	$32.41	8.6
Granted	221,562	7.50	-	13.20	7.87
Expired	(133)	180.00			180.00
Forfeited	(9,174)	7.35	-	180.00	35.03
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Options vested and exercisable as of December 31, 2019	264,996	$7.35	-	199.20	$42.33	7.2

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2019 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the twelve months ended December 31, 2019 were in relation to director compensation and vested in full on the grant date.

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2019, 2018 and 2017 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)		Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2016	10,387	$30.75	$0.3		0.0
Granted	58,206	21.74	1.3
Vested	(46,696)	(23.97)	(1.1)
Restricted stock outstanding as of December 31, 2017	21,897	21.25	$0.5		0.2
Granted	82,999	21.16	1.8
Vested	(40,531)	(25.45)	(1)
Restricted stock outstanding as of December 31, 2018	64,365	18.49	$1.2		0.3
Granted	15,151	13.21	0.2
Vested	(79,516)	(17.48)	(1.4)
Restricted stock outstanding as of December 31, 2019	—	—	$—	—	0

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014
	Shares	Range of Exercise Price			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding, vested and exercisable as of December 31, 2016	5,761	$116.55	-	268.8	$137.13	4.3
Forfeited	(997)	116.55	-	223.65	132.17
Options outstanding, vested and exercisable as of December 31, 2017	4,764	$116.55	-	268.8	$138.17	4.0
Forfeited	(170)	174.75			174.75
Options outstanding, vested and exercisable as of December 31, 2018	4,594	$116.55	-	268.8	$136.81	3.2
Forfeited	(759)	116.55	-	223.65	129.65
Expired	(372)	268.8			268.80
Options outstanding, vested and exercisable as of December 31, 2019	3,463	$116.55	-	223.65	$124.21	2.3

There were no options exercised during the years ended December 31, 2019, 2018 and 2017. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2019 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$691	$721	$850
General and administrative	1,461	2,234	1,991
Total expense	$2,152	$2,955	$2,841

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

The Company’s tax rate for 2019 and 2018 are (13.6% ) and (193.2%), respectively, due to the fact that it sold its New Jersey state Net Operating Losses and Credits and recognized the sale as a benefit . The Company expects to generate additional losses and currently has a full valuation allowance.

The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S. federal statutory rate	21%	21%	34%
2017 Tax Act	—%	—%	(23.9)%
State and local taxes, net of federal tax effect	0.4%	105.9%	5.7%
Research tax credits	5.5%	(53.3)%	10.4%
Valuation allowance	(34.4)%	104%	(4.5)%
Prior year adjustments	5.0%	5.4%	0.9%
Sale of NOLs and R&D tax credits	(13.6)%	(193.3)%	—%
Expenses associated with common stock warrant liability (a)	3.2%	(185.6)%	(18.9)%
Incentive stock options, non-deductible	(0.7)%	2.7%	(3.8)%
	(13.6)%	(193.2)%	0%
 (a) Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2019 and 2018 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2019 are as follows (in thousands):

	December 31, 2019
	Assets	(Liabilities)
Net operating loss carryforwards	$25,651	$—
Research tax credit carryforwards	25,228	—
Property and equipment	—	(16)
Stock based compensation	1,594	—
Intangible assets	6,027	—
Lease liability	58
Accrued expenses	1,006	—
Subtotal	59,564	(16)
Valuation allowance	(59,548)	—
Total deferred tax assets (liabilities)	$16	$(16)
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2018 are as follows (in thousands):

	December 31, 2018
	Assets	(Liabilities)
Net operating loss carryforwards	$22,325	$—
Research tax credit carryforwards	23,828	—
Property and equipment	—	(69)
Stock based compensation	1,290	—
Intangible assets	6,691	—
Accrued expenses	920	—
Subtotal	55,054	(69)
Valuation allowance	(54,985)	—
Total deferred tax assets (liabilities)	$69	$(69)
Net deferred tax assets	$—	0

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2019, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $106.5 million and for state income tax reporting purposes of approximately $46.3 million, which expire at various dates between fiscal 2036 and 2039 for NOLs incurred for federal income tax prior to January 1, 2018. Losses incurred after this date have an indefinite life. In February 2018, the Company sold $61.5 million of state NOLs and $0.2 million of R&D credits from 2015 and 2016 under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. In January 2019, the Company sold $20.0 million of state NOLs from 2017 under the same program and plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. As of December 31, 2019 and 2018, the Company had no material uncertain tax positions.

(10) Net (Loss) Income Per Share

	Twelve months ended December 31,
	2019	2018	2017
Net (loss) income	$(13,267)	$2,814	$(54,818)
Weighted-average shares:
Basic	4,503,375	3,829,769	2,596,729
Effect of dilutive securities:
Warrants	—	506,824	—
Diluted	4,503,375	4,336,593	2,596,729
Net (loss) income per share:
Basic	$(2.95)	$0.73	$(21.11)
Diluted	$(2.95)	$(5.07)	$(21.11)

For the year ended December 31, 2019, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 3.0 million which included 0.7 million options to purchase shares and 2.3 million warrants to purchase shares.

For the year ended December 31, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.4 million which included 0.5 million options to purchase shares, 0.1 million restricted shares and 1.8 million warrants to purchase shares.

For the year ended December 31, 2017, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion what have been anti-dilutive was 2.6 million which included 0.2 million options to purchase shares, 0.1 million restricted shares and 2.3 million warrants to purchase shares.

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

Operating Leases

 The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2019 (in thousands):

Operating Lease (1)
2020	757
2021	770
2022	783
2023	205
Thereafter	—
Total	$2,515

(1)  Operating lease obligations include a lease agreement the Company entered into on August 6, 2015 for office space and a lease agreement the Company entered into on September 3, 2019 for laboratory space both in Warren, New Jersey.

     Rent expense is calculated on the straight-line basis and amounted to approximately $0.6 million a year for each one of the years ended December 31, 2019, 2018 and 2017.

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

(12) Quarterly Financial Data (unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
(in thousands, except share/ and per share data)	2019	2018	2019	2018	2019	2018	2019	2018

Operating expenses:
Research and development	$2,839	$2,817	$3,259	$5,247	$2,629	$5,815	$2,305	$6,380
General and administrative	1,476	1,867	1,332	1,584	1,596	2,058	2,037	2,112
Total operating expenses	4,315	4,684	4,591	6,831	4,225	7,873	4,342	8,492
Loss from operations	(4,315)	(4,684)	(4,591)	(6,831)	(4,225)	(7,873)	(4,342)	(8,492)
Change in fair value of common stock warrant liability	178	3,676	215	17,840	673	(3,689)	1,616	7,050
Warrant amendment charge	—	—	—	—	(674)	—	—	—
Interest income	57	96	89	92	121	91	130	99
Pre-tax (loss) income	(4,080)	(912)	(4,287)	11,101	(4,105)	(11,471)	(2,596)	(1,343)
Income tax benefit	—	—	—	—	—	—	1,801	5,439
Net (loss) income	$(4,080)	$(912)	$(4,287)	$11,101	$(4,105)	$(11,471)	$(795)	$4,096
Weighted average shares outstanding:
Basic	4,566,886	3,847,592	4,553,535	3,847,350	4,543,993	3,815,297	4,346,109	3,803,979
Diluted	4,566,886	3,971,715	4,553,535	4,302,967	4,543,993	3,815,297	4,346,109	4,806,712
Net income (loss) per share:
Basic	$(0.89)	$(0.24)	$(0.94)	$2.89	$(0.90)	$(3.01)	$(0.18)	$1.08
Diluted	$(0.89)	$(1.15)	$(0.94)	$(1.55)	$(0.90)	$(3.01)	$(0.18)	$(0.60)

(13) Subsequent Events

On February 5, 2020, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 for 15 reverse stock split of the Company's outstanding shares of common stock which became effective on February 7, 2020 as described above in Note 2.

In March 2020, 254,769 of the November 2016 warrants were exercised for net proceeds of $3.1 million.

On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This coronavirus has since spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus have intensified. If this outbreak continues to spread, the Company may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that other countries or regions may be less effective at containing the coronavirus, or that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Further, should the coronavirus continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's clinical trials may suffer from lower than anticipated patient recruitment or enrollment and it may be forced to temporarily delay ongoing trials.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of this exemption.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.                           Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 3, 2020.

Name	Age	Position
Fabian Tenenbaum	46	Chief Executive Officer
Peter Fernandes	65	Chief Regulatory and Safety Officer
Assaf Korner	42	Chief Financial Officer and Secretary
Martin Dekker	47	Vice President of Engineering and Manufacturing
Amy Edmonds	48	Vice President of Clinical Operations and Administration
Parag Shah	43	Vice President of Business Operations

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

Delinquent Section 16(a) Reports
The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Delinquent Section 16(a) Reports” section of our 2020 Proxy Statement.

Item 11.                           Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2020 Proxy Statement.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2020 Proxy Statement.

Item 13.                           Certain Relationships and Related Transactions, and Director Independence

 The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2020 Proxy Statement.

Item 14.                           Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our 2020 Proxy Statement.

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
3.1
Restated Certificate of Incorporation of the Registrant, as amended, dated July 30, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 7, 2018)

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Bellerophon Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on February 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on February 7, 2020)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on February 25, 2015)
4.1
Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

4.2
Stockholders Agreement, dated February 12, 2015, between the Registrant and Linde North America, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

4.3
Stockholders Agreement, dated February 12, 2015, among the Registrant and New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

4.4
Form of Warrant Amendment, dated June 28, 2019 , between the Registrant and certain holders identified therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on July 1, 2019)

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1+	Assumed 2007 Ikaria Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)
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
10.34+
Form of Retention Agreement by and between the Registrant and each of all Company's employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on August 13, 2018)

10.35
Binding Term Sheet and Agreement for Line of Credit Facility dated December 16, 2019 between the Company and the signatories identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 17, 2019)

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

Date: April 6, 2020

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabian Tenenbaum	Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2020
Fabian Tenenbaum

/s/ Assaf Korner	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 6, 2020
Assaf Korner

/s/ Jonathan M. Peacock	Chairman	April 6, 2020
Jonathan M. Peacock

/s/ Naseem Amin	Director	April 6, 2020
Naseem Amin

/s/ Scott P. Bruder	Director	April 6, 2020
Scott P. Bruder

/s/ Mary Ann Cloyd	Director	April 6, 2020
Mary Ann Cloyd

/s/ Crispin Teufel	Director	April 6, 2020
Crispin Teufel

/s/ Andre V. Moura	Director	April 6, 2020
Andre V. Moura

/s/ Matthew M. Bennett	Director	April 6, 2020
Matthew M. Bennett

/s/ Ted Wang	Director	April 6, 2020
Ted Wang