Form 10-Q
period 2020-03-31
Bellerophon Therapeutics, Inc.
filed 2020-05-11
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2020:  6,132,393

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

•	INOpulse® may prove not to be an effective treatment for COVID-19 or approved for marketing by the FDA;

•	our ability to obtain adequate financing to meet our future operational and capital needs;

•	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;

•	our ability to comply with government laws and regulations;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;

•	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;

•	the success of competing treatments;

•	our competitive position; and

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,595	$9,874
Restricted cash	103	103
Prepaid expenses and other current assets	349	405
Total current assets	9,047	10,382
Restricted cash, non-current	300	300
Right of use assets, net	1,961	2,110
Property and equipment, net	270	316
Total assets	$11,578	$13,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,220	$3,106
Accrued research and development	1,785	2,117
Accrued expenses	2,101	1,703
Current portion of operating lease liabilities	669	658
Total current liabilities	6,775	7,584
Long term operating lease liabilities	$1,489	$1,659
Common stock warrant liability	1,168	274
Total liabilities	9,432	9,517
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 4,857,393 and 4,580,127 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	49	46
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	196,830	193,308
Accumulated deficit	(194,733)	(189,763)
Total stockholders’ equity	2,146	3,591
Total liabilities and stockholders’ equity	$11,578	$13,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$2,238	$2,305
General and administrative	1,872	2,037
Total operating expenses	4,110	4,342
Loss from operations	(4,110)	(4,342)
Change in fair value of common stock warrant liability	(894)	1,616
Interest and other income, net	34	130
Pre-tax loss	(4,970)	(2,596)
Income tax benefit	—	1,801
Net loss	$(4,970)	$(795)
Weighted average shares outstanding:
Basic	4,615,046	4,346,109
Diluted	4,615,046	4,346,109
Net loss per share:
Basic	$(1.08)	$(0.18)
Diluted	$(1.08)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

For the three months ended March 31, 2020:

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(4,970)	(4,970)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Stock-based compensation	23,332	—	468	—	468
March 31, 2020	4,857,393	$49	$196,830	$(194,733)	$2,146

For the three months ended March 31, 2019:

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
December 31, 2018	3,911,857	$39	$180,313	$(176,496)	$3,856
Net loss	—	—	—	(795)	(795)
Public offering	666,666	7	6,229	—	6,236
Stock-based compensation	15,151	—	1,008	—	1,008
March 31, 2019	4,593,674	$46	$187,550	$(177,291)	$10,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,970)	$(795)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrant liability	894	(1,616)
Stock based compensation	468	1,008
Depreciation	46	88
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56	(298)
Accounts payable, accrued research and development, and accrued expenses	(830)	(727)
Net cash used in operating activities	(4,336)	(2,340)
Cash flows from financing activities:
Proceeds received from exercise of warrants	3,057	—
Proceeds from issuance of common stock in Public Offering	—	6,374
Net cash provided by (used in) financing activities	3,057	6,374

Net change in cash, cash equivalents and restricted cash	(1,279)	4,034
Cash, cash equivalents and restricted cash at beginning of period	10,277	17,046
Cash, cash equivalents and restricted cash at end of period	$8,998	$21,080

Non-cash financing activities:
Unpaid expenses related to offerings	$—	$138

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

•
There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company's financial results and business operations in the Company's first quarter ended March 31, 2020, the extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should the COVID-19 continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's clinical trials may suffer from lower than anticipated patient recruitment or enrollment and it may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 for the Company are not necessarily indicative of the results expected for the full year.

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

On February 5, 2020, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1-for-15 reverse stock split of the Company's outstanding shares of common stock which became effective on February 7, 2020. The shares of common stock underlying the Company's outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans and warrants were proportionately adjusted for the reverse stock split. There was no change to the Company’s authorized number of shares or to its par value per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at February 10, 2020 from 69,053,548 to 4,603,460, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a de minimis cash payment in lieu of such fractional shares. These condensed consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2020 and 2019 were de minimis.

(g) Recently Issued Accounting Pronouncements

Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2018-13’s during the quarter ended March 31, 2020 by including disclosure on the range of inputs used to calculate the Company's Level 3 fair value measurements.

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

The Company had cash and cash equivalents of $8.6 million as of March 31, 2020. The Company's existing cash and cash equivalents as of March 31, 2020 will be used primarily to fund the Phase 3 trial of INOpulse for PH-ILD, to complete the dose escalation study for PH-Sarc. and to treat COVID-19 patients under the emergency expanded access.

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

Taking into consideration the cash proceeds from the April 1, 2020 registered direct offering, the Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company's current plans, which are subject to change as discussed below, management believes that the Company's existing cash and cash equivalents as of March 31, 2020, proceeds received from the April 1, 2020 registered direct offering and proceeds received in May 2020 and expected to become available upon the future sale of state net operating losses, or NOLs, and research and development (“R&D”) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

In April 2020, the Company submitted an Investigational New Drug Application (“IND”) to study the iNO delivery system for the treatment of patients infected with COVID-19. The IND was accepted by the U.S. Food and Drug Administration (the "FDA") in May 2020, which allows the Company to initiate the Phase 3 study. The Company is currently reviewing its clinical plans for this program and, in parallel, the Company submitted an application for federal funding, through the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institutes of Health (“NIH”), to support the study. If the Company decides to incur additional costs related to the COVID-19 trial in the next 12 months in advance of receiving federal or other funding, its operating cash needs are likely to increase and its existing cash and cash equivalents as of March 31, 2020 may not be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and has sold $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, the Company plans to sell additional NOLs and credits under the same program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital, funding from federal programs subject to approval, and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, is unable to sell its state NOLs and R&D credits or obtain federal funding for the IND to study the iNO delivery system for the treatment of patients infected with COVID-19, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2020 and 2019 were de minimis.

 Information related to the Company's right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for operating lease liability	$187	$161
Operating lease expenses	177	153
Weighted average remaining lease term	3 years	4 years
Weighted average discount rate	4.94%	4.98%

Maturities of the lease liability as of March 31, 2020 were as follows :
2020	$570
2021	770
2022	783
2023	205
	2,328
Less imputed interest	(170)
Total operating lease liability	2,158

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders' equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2020, 661,310 of the 2016 Warrants were outstanding, of which 585,139 were equity classified and 76,171 were liability classified. During the three months ended March 31, 2020, 254,760 of the 2016 warrants were exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor a warrant to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2020, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2020, all of these warrants were outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	894
Warrants outstanding as of March 31, 2020	1,881,789	146,837	$1,168
The following table summarizes warrant activity for the three months ended March 31, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	1,296,650	986,736	$6,965
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(1,616)
Warrants outstanding as of March 31, 2019	1,296,650	986,736	$5,349
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

The following table summarizes fair value measurements by level at March 31, 2020 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	—	—	1,168	1,168

 The following table summarizes fair value measurements by level at December 31, 2019 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liabilities	—	—	274	274

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.21%	-	0.27%	0.24%	1.57%	-	1.61%	1.59%
Expected volatility	149.76%	-	187.49%	169.86%	104.74%	-	109.05%	107.00%
Expected term (in years)	1.7	-	2.6	2.1	1.9	-	2.9	2.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company's stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of March 31, 2020, the Company had 454,362 shares available for grant under the 2015 Plan.

As of March 31, 2020, there was approximately $2.7 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.4 years.

No tax benefit was recognized during the three months ended March 31, 2020 and 2019 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the three months ended March 31, 2019 was $9.30. No options were granted in the three months ended March 31, 2020. The following are the weighted average assumptions used in estimating the fair values of options issued during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Valuation assumptions:
Risk-free rate	2.51%
Expected volatility	82.95%
Expected term (years)	6.0
Dividend yield	—

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2020 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Forfeited	(325)	7.35	-	199.20	32.41	—
Options outstanding as of March 31, 2020	663,176	$7.35	-	199.20	$24.15	8.0
Options vested and exercisable as of March 31, 2020	295,768	$7.35	-	199.20	$39.48	7.1

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2020 was $0.4 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2020 were in relation to director compensation and vested in full by December 31, 2020 subject to certain terms and conditions.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2020 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2019	—	$—	$—	—
Granted	23,332	6.00	0.1
Vested	(16,666)	6.00	—
Restricted stock outstanding as of March 31, 2020	6,666	$6.00	$—	0.7

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the three months ended March 31, 2020, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2019	3,463	$116.55	-	223.65	$124.21	2.3
Forfeited	(195)	116.55	-	124.05	118.55	—
Options outstanding as of March 31, 2020	3,268	$116.55	-	223.65	$124.54	2.1
Options vested and exercisable as of March 31, 2020	3,268	$116.55	-	223.65	$124.54	2.1

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2020 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$79	$311
General and administrative	389	697
Total expense	$468	$1,008

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2019, the effective tax rate for each of the three months ended March 31, 2020 and 2019 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2020 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

In May 2020, the Company has sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. In January 2019, the Company sold $20.0 million of state NOLs for net proceeds of $1.7 million under the State of New Jersey's Technology Business Tax Certificate Transfer Program, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the three months ended March 31, 2019. Subject to state approval, the Company plans to sell additional NOLs and credits under the same program in the future. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

As of March 31, 2020, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Loss Per Share

Basic net loss per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net (loss) income, adjusted to reflect the impact of dilutive warrants, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

The Company reported a net loss for the three months ended March 31, 2020 and 2019, therefore diluted net loss per share is the same as the basic net loss per share.

As of March 31, 2020, the Company had 666,444 options to purchase shares, 6,666 restricted shares and 2,028,626 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

(11) Subsequent Events

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period.
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

In 2018, we initiated an ancillary Phase 2 intra-patient dose escalation study that utilizes right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-ILD subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically significant improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. Inhaled nitric oxide was well-tolerated with no safety concerns across doses.

In July 2014, we completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a

PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The therapy was well tolerated with no related safety concerns. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

In 2018, we initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (“PH-Sarc”). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on how the pulmonary hypertension (“PH”) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

On March 19, 2020, the FDA granted emergency expanded access to allow for our proprietary inhaled nitric oxide (“iNO”) delivery system, INOpulse®, to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment is to avert the hospitalized patient’s disease progression and avoid the need to perform intubation. This emergency expanded access from the FDA was granted on a named patient basis and we have treated over 50 patients with COVID-19. In April 2020, we submitted an IND to the FDA to study the iNO delivery system for the treatment of patients infected with COVID-19. The proposed randomized, open-label study will evaluate the efficacy and safety of INOpulse in patients with COVID-19 who require supplemental oxygen. The protocol utilizes an adaptive design and aims to enroll up to 500 patients who will be treated with either INOpulse or placebo. The IND was accepted by the FDA in May 2020, which allows us to initiate the Phase 3 study. In parallel, we have submitted for federal funding, through Biomedical Advanced Research and Development Authority (“BARDA”) and National Institutes of Health (“NIH”), to support the study.

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
To date, we have generated no revenue from product sales. We expect that it may be several years before we commercialize a product candidate, if ever.

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

INOpulse for PH-Sarcoidosis

In 2018, we initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in 2020.

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

 Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$644	$609	$35	6%
PAH	23	94	(71)	(76)%
Other clinical trials	42	—	42	N/A
Drug and delivery system costs	183	125	58	46%
Clinical programs	892	828	64	8%
Research and development infrastructure	1,105	1,185	(80)	(7)%
INOpulse engineering	241	292	(51)	(17)%
Total research and development expenses	2,238	2,305	(67)	(3)%
General and administrative expenses	1,872	2,037	(165)	(8)%
Total operating expenses	4,110	4,342	(232)	(5)%
Loss from operations	(4,110)	(4,342)	232	(5)%
Change in fair value of common stock warrant liability	(894)	1,616	(2,510)	(155)%
Interest and other income, net	34	130	(96)	(74)%
Pre-tax loss	(4,970)	(2,596)	(2,374)	91%
Income tax benefit	—	1,801	(1,801)	(100)%
Net loss	$(4,970)	$(795)	$(4,175)	525%

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2020 were $4.1 million compared to $4.3 million for the three months ended March 31, 2019, a decrease of $0.2 million, or (5)%. This decrease was primarily due to decreased research and development infrastructure cost as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended March 31, 2020 were $2.2 million compared to $2.3 million for the three months ended March 31, 2019, a decrease of $0.1 million, or (3)%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the three months ended March 31, 2020 were $0.6 million, essentially flat as compared to the three months ended March 31, 2019.

• Drug and delivery system costs for the three months ended March 31, 2020 were $0.2 million, compared to $0.1 million for the three months ended March 31, 2019, an increase of $0.1 million, or 46%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

•Research and development infrastructure expenses for the three months ended March 31, 2020 were $1.1 million, compared to $1.2 million for the three months ended March 31, 2019, a decrease of $0.1 million, or (7)%. The decrease was primarily due to lower stock based compensation.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2020 were $1.9 million, compared to $2.0 million for the three months ended March 31, 2019, a decrease of $0.1 million, or (8)%. The decrease was primarily due to lower stock based compensation.

Income Tax Benefit. Income tax benefit was $0.0 million for the three months ended March 31, 2020, compared to $1.8 million for the three months ended March 31, 2019, a decrease of $1.8 million, or (100)%. The benefit in the first quarter of 2019 was from the sale of $20.0 million of state NOLs under the State of New Jersey's Technology Business Tax Certificate

Transfer Program for net proceeds of $1.7 million. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the same program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended March 31, 2020 was an expense of $0.9 million, compared to an income of $1.6 million for the three months ended March 31, 2019. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and volatility.

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

We had cash and cash equivalents of $8.6 million as of March 31, 2020. Our existing cash and cash equivalents as of March 31, 2020 will be used primarily to fund the Phase 3 trial of INOpulse for PH-ILD, to complete the dose escalation study for PH-Sarc. and to treat COVID-19 patients under the emergency expanded access.

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

On April 1, 2020, we completed the sale of 1,275,000 shares of our common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant our effective shelf registration statement on Form S-3.

Taking into consideration the cash proceeds from the April 1, 2020 registered direct offering, we evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and our current plans, which are subject to change as discussed below, we believe that our existing cash and cash equivalents as of March 31, 2020, proceeds received from the April 1, 2020 direct offering and proceeds received in May 2020 and expected to become available upon future sale of our state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

In April 2020, we submitted an IND to study the iNO delivery system for the treatment of patients infected with COVID-19. The IND was accepted by the FDA in May 2020, which allows us to initiate the Phase 3 study. We are currently reviewing our clinical plans for this program and in parallel, we have submitted for federal funding, through BARDA and NIH, to support the study. If we decide to incur additional costs related to the COVID-19 trial in the next 12 months in advance of receiving federal or other funding, our operating cash needs are likely to increase and our existing cash and cash equivalents as of March 31, 2020 may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and have sold $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, we plan to sell additional NOLs and credits under the same program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, sales of state NOL and R&D credits, existing working capital, funding from federal programs subject to approvals, and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, are unable to sell our state NOLs and R&D credits or obtain federal funding for the IND to study the iNO delivery system for the treatment of patients infected with COVID-19, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019
Operating activities	$(4,336)	$(2,340)
Financing activities	3,057	6,374
Net change in cash, cash equivalents and restricted cash	$(1,279)	$4,034

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $4.3 million as compared to $2.3 million for the three months ended March 31, 2019. The change in cash used in operating activities was primarily due to the net proceeds received in 2019 from selling the 2018 New Jersey state NOLs and R&D tax credits of $1.7 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $3.1 million, which included proceeds from warrant exercises. Cash provided by financing activities for the three months ended March 31, 2019 was $6.4 million, which included the proceeds from the January 2019 Public Offering.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash and cash equivalents of $8.6 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
We are currently not a party to any material legal proceedings.

Item 1A.   Risk Factors.

Except as set forth below, here have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business may be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has affected our operations, and may materially affect our business. In response to the pandemic, we have limited operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials in PH. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers , contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

BELLEROPHON THERAPEUTICS, INC.

Date: May 11, 2020	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)