Form 10-Q
period 2020-06-30
Bellerophon Therapeutics, Inc.
filed 2020-08-05
CIK 1600132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2020:  9,497,777

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,307	$9,874
Restricted cash	103	103
Prepaid expenses and other current assets	903	405
Total current assets	60,313	10,382
Restricted cash, non-current	300	300
Right of use assets, net	1,811	2,110
Property and equipment, net	228	316
Total assets	$62,652	$13,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,838	$3,106
Accrued research and development	1,843	2,117
Accrued expenses	1,216	1,703
Current portion of operating lease liabilities	680	658
Total current liabilities	6,577	7,584
Long term operating lease liabilities	$1,314	$1,659
Common stock warrant liability	1,361	274
Total liabilities	9,252	9,517
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,497,777 and 4,580,127 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	95	46
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	251,858	193,308
Accumulated deficit	(198,553)	(189,763)
Total stockholders’ equity	53,400	3,591
Total liabilities and stockholders’ equity	$62,652	$13,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,451	$2,629	$5,689	$4,934
General and administrative	2,308	1,596	4,180	3,633
Total operating expenses	5,759	4,225	9,869	8,567
Loss from operations	(5,759)	(4,225)	(9,869)	(8,567)
Change in fair value of common stock warrant liability	(193)	673	(1,087)	2,289
Warrant amendment charge	—	(674)	—	(674)
Interest and other income, net	7	121	41	251
Pre-tax loss	(5,945)	(4,105)	(10,915)	(6,701)
Income tax benefit	2,125	—	2,125	1,801
Net loss	$(3,820)	$(4,105)	$(8,790)	$(4,900)
Weighted average shares outstanding:
Basic	7,554,023	4,543,993	6,084,534	4,445,597
Diluted	7,554,023	4,543,993	6,084,534	4,445,597
Net loss per share:
Basic	$(0.51)	$(0.90)	$(1.44)	$(1.10)
Diluted	$(0.51)	$(0.90)	$(1.44)	$(1.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands except share data)

For the three and six months ended June 30, 2020:

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
March 31, 2020	4,857,393	$49	$196,830	$(194,733)	$2,146
Net loss	—	—	—	(3,820)	(3,820)
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	—	—	378	—	378
June 30, 2020	9,497,777	$95	$251,858	$(198,553)	$53,400

December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(8,790)	(8,790)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	23,332	—	846	—	846
June 30, 2020	9,497,777	$95	$251,858	$(198,553)	$53,400

For the three and six months ended June 30, 2019:

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity
March 31, 2019	4,593,674	$46	$187,550	$(177,291)	$10,305
Net loss	—	—	—	(4,105)	(4,105)
Warrant amendment	—	—	4,683	—	4,683
Stock-based compensation	—	—	579	—	579
June 30, 2019	4,593,674	$46	$192,812	$(181,396)	$11,462

December 31, 2018	3,911,857	$39	$180,313	$(176,496)	3,856
Net loss	—	—	—	(4,900)	(4,900)
Warrant amendment	—	—	4,683	—	4,683
Public offering	666,666	7	6,229	—	6,236
Stock-based compensation	15,151	$—	1,587	—	1,587
June 30, 2019	4,593,674	$46	$192,812	$(181,396)	$11,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,790)	$(4,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrant liability	1,087	(2,289)
Warrant amendment charge	—	674
Stock based compensation	846	1,587
Depreciation	88	176
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(498)	(175)
Accounts payable, accrued research and development, and accrued expenses	(1,297)	(1,155)
Net cash used in operating activities	(8,564)	(6,082)
Cash flows from financing activities:
Proceeds from issuance of common stock in Direct Offerings, net of offering expenses	28,202	—
Proceeds received from exercise of warrants	3,057	—
Proceeds from issuance of common stock in Public Offering, net of offering expenses	26,738	6,236
Net cash provided by financing activities	57,997	6,236

Net change in cash, cash equivalents and restricted cash	49,433	154
Cash, cash equivalents and restricted cash at beginning of period	10,277	17,046
Cash, cash equivalents and restricted cash at end of period	$59,710	$17,200

Non-cash financing activities:
Unpaid expenses related to offerings	$244	$—
Reclassification of warrant liability to equity on amendment of warrant agreements	$—	4,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program is the continued development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse® (“INOpulse”). The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation.

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

•
There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company's financial results and business operations in the Company's six months ended June 30, 2020, the extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's clinical trials may suffer from lower than anticipated patient recruitment or enrollment and the Company may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 for the Company are not necessarily indicative of the results expected for the full year.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. All investments with maturities of greater than three months from the date of purchase are classified as available-for-sale marketable securities.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and six months ended June 30, 2020 and 2019 were de minimis.

(h) Recently Issued Accounting Pronouncements

Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2018-13’s during the six months ended June 30, 2020 by including disclosure on the range of inputs used to calculate the Company's Level 3 fair value measurements.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development and clinical trials of, and seeks regulatory approval for, its product candidates. The Company’s primary uses of capital are, and it expects will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The Company had cash and cash equivalents of $59.3 million as of June 30, 2020. The Company's existing cash and cash equivalents as of June 30, 2020 will be used primarily to fund the Phase 3 trial of INOpulse for PH-ILD, to complete the dose escalation study for PH-Sarc and to initiate the Phase 3 trial of INOpulse for the treatment of patients infected with COVID-19.

On June 26, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 2, 2020. The shelf registration allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $150 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

On January 25, 2019, the Company completed the sale of 666,666 shares of its common stock at a public offering price of $10.50 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and other offering costs of $0.3 million.

On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to the Company's prior shelf registration statement on Form S-3.

On May 22, 2020, the Company completed the sale of 3,365,384 shares of its common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million, and offering costs of $0.3 million (of which $0.2 million remained unpaid as of June 30, 2020). The agent fees included a financial advisory fee of $900,000 to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of the Company's board of directors. Such shares were sold pursuant to the Company's prior shelf registration statement on Form S-3.

In July 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, the Company has not sold any shares under this agreement.

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

Based on such evaluation and the Company's current plans, management believes that the Company's existing cash and cash equivalents as of June 30, 2020 will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt offerings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital, funding from federal programs subject to approval, and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, is unable to sell its state NOLs and R&D credits or obtain federal funding for the Investigational New Drug (“IND”) to study the iNO delivery system for the treatment of patients infected with COVID-19, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the six months ended June 30, 2020 and 2019 were de minimis.

 Information related to the Company's right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for operating lease liability	$190	$164	$376	$325
Operating lease expenses	176	153	352	306
Weighted average remaining lease term	2.8 years	3.75 years	2.8 years	3.75 years
Weighted average discount rate	4.94%	4.98%	4.94%	4.98%

Maturities of the lease liability as of June 30, 2020 were as follows :
2020	$380
2021	770
2022	783
2023	205
	2,138
Less imputed interest	(144)
Total operating lease liability	1,994

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders' equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2020, 661,310 of the 2016 Warrants were outstanding, of which 585,139 were equity classified and 76,171 were liability classified. During the six months ended June 30, 2020, 254,760 of the 2016 warrants were exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor a warrant to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2020, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of June 30, 2020, all of these warrants were outstanding.

The following table summarizes warrant activity for the six months ended June 30, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	1,087
Warrants outstanding as of June 30, 2020	1,881,789	146,837	$1,361
The following table summarizes warrant activity for the six months ended June 30, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	1,296,650	986,736	$6,965
Reclassification of warrants to equity on amendment of warrant agreements	839,899	(839,899)	(4,009)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(2,289)
Warrants outstanding as of June 30, 2019	2,136,549	146,837	$667
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

The following table summarizes fair value measurements by level at June 30, 2020 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	—	—	1,361	1,361

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.16%	-	0.17%	0.16%	1.57%	-	1.61%	1.59%
Expected volatility	163.70%	-	191.70%	178.57%	104.74%	-	109.05%	107.00%
Expected term (in years)	1.4	-	2.4	1.9	1.9	-	2.9	2.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company's stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of June 30, 2020, the Company had 463,193 shares available for grant under the 2015 Plan.

As of June 30, 2020, there was approximately $2.4 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.3 years.

No tax benefit was recognized during the three and six months ended June 30, 2020 and 2019 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the six months ended June 30, 2020 and 2019 were $12.58 and $9.00, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Valuation assumptions:
Risk-free rate	0.44%	2.45%
Expected volatility	93.20%	83.26%
Expected term (years)	6.1	6.0
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2020 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Granted	100	12.58			12.58	—
Forfeited	(325)	7.35	-	199.20	32.41	—
Options outstanding as of June 30, 2020	663,276	$7.35	-	199.20	$24.15	7.8
Options vested and exercisable as of June 30, 2020	321,592	$7.35	-	199.20	$37.43	7.0

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2020 was $0.6 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the six months ended June 30, 2020 were in relation to director compensation and vest in full by December 31, 2020 subject to certain terms and conditions.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2020 is presented below:

	Bellerophon 2015 Equity Incentive Plan
	Shares	Weighted Average Fair Value	Aggregate Grant Date Fair Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Restricted stock outstanding as of December 31, 2019	—	$—	$—	—
Granted	23,332	6.00	0.1	—
Vested	(16,666)	6.00	—	—
Restricted stock outstanding as of June 30, 2020	6,666	$6.00	$—	0.5

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria incentive plans assumed in 2014 for the six months ended June 30, 2020, is presented below:

	Ikaria Equity Incentive Plans
	Options	Range of Exercise Price			Weighted Average Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2019	3,463	$116.55	-	223.65	$124.21	2.3
Expired	(63)	208.65			208.65
Forfeited	(273)	116.55	-	124.05	118.55	—
Options outstanding as of June 30, 2020	3,127	$116.55	-	223.65	$122.86	1.9
Options vested and exercisable as of June 30, 2020	3,127	$116.55	-	223.65	$122.86	1.9

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2020 was zero.

 Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$92	$196	$171	$508
General and administrative	286	383	675	1,079
Total expense	$378	$579	$846	$1,587

(8) Income Taxes

Excluding the impact of the sale of state net operating losses and research and development credits during the first quarter of 2019, the effective tax rate for each of the three and six months ended June 30, 2020 and 2019 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In May 2020, the Company sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million, which resulted in the reversal of the valuation allowance and a tax benefit of $2.1 million for the six months ended June 30, 2020. In January 2019, the Company sold $20.0 million of state NOLs for net proceeds of $1.7 million under the same program, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the six months ended June 30, 2019. Subject to state approval, the Company plans to sell additional NOLs and credits under the same program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

As of June 30, 2020, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the three and six months ended June 30, 2020 and 2019, therefore diluted net loss per share is the same as the basic net loss per share.

As of June 30, 2020, the Company had 666,403 options to purchase shares, 6,666 restricted shares and 2,028,626 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

As of June 30, 2019, the Company had 470,132 options to purchase shares, 40,249 restricted shares and 2,283,386 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

(11) Subsequent Event

In July 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, the Company has not sold any shares under this agreement.

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
In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results showed statistically significant improvements in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor. In addition, iNO was well-tolerated with no safety concerns, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) provides highly sensitive objective real-world physical activity data that correlates to clinically meaningful patient functional abilities and health outcomes. In addition to the primary endpoint, we are currently utilizing Actigraphy to evaluate multiple clinically meaningful activity parameters in the iNO-PF study. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD. In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF demonstrated statistically significant placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were underscored by benefits in other actigraphy parameters, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

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

On March 19, 2020, the FDA granted emergency expanded access (“EA”) to allow for our INOpulse system to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment was to avert the hospitalized patient’s disease progression and avoid the need to perform intubation. Under the recently completed emergency access program, 180 hospitalized patients with COVID-19 from 18 hospitals across the United States received treatment with INOpulse. In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients infected with COVID-19. The proposed randomized, placebo controlled study called COViNOX, will evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol utilizes an adaptive design and aims to enroll up to 500 patients with COVID-19 who will be treated with either INOpulse or placebo. The primary endpoint will assess the proportion of subjects that had respiratory failure or mortality, which should allow the trial to serve as a registrational study for approval. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. In parallel, we have submitted for federal funding, through Biomedical Advanced Research and Development Authority (“BARDA”), and National Institutes of Health (“NIH”), to support the study. We may not receive funding from BARDA or the NIH, and if we do, any funding may not be sufficient to fund the trial. In addition, we may be obligated to grant access rights, such as march-in rights, to the U.S. government in connection with such funding.

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

In 2018, we initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (“PH-Sarc”). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on how the pulmonary hypertension (“PH”) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in the second half of 2020.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including Phase 3 trials for PH-ILD, COVID-19, potentially advance INOpulse for PH-COPD and PH-Sarc. and seek to identify additional early-stage product candidates.

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

INOpulse for COVID-19

In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients infected with COVID-19. The proposed randomized, placebo controlled study called COViNOX, will evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol utilizes an adaptive design and aims to enroll up to 500 patients with COVID-19 who will be treated with either INOpulse or placebo. The primary endpoint will assess the proportion of subjects that had respiratory failure or mortality, which should allow the trial to serve as a registrational study for approval. The IND was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July. In parallel, we have submitted for federal funding, through BARDA, and the NIH, to support the study. We may not receive funding from BARDA or the NIH, and if we do, any funding may not be sufficient to fund the trial. In addition, we may be obligated to grant access rights, such as march-in rights, to the U.S. government in connection with such funding.

INOpulse for PH-Sarcoidosis

In 2018, we initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2a dose escalation design that will utilize right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and enrolled our first subject in 2019, with results expected in the second half of 2020.

INOpulse for PAH

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. Although the data showed INOpulse provided clinically meaningful improvements in multiple parameters, we discontinued the trial in August 2018, based on the DMC's recommendation.

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

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of LTOT via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. We manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for PH-ILD, PH-Sarc. and COVID-19 by third party turnkey manufacturers.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
(Dollar amounts in thousands)	2020	2019	$ Change	% Change
Research and development expenses:
PH-ILD, PH-Sarc and PH-COPD	$803	$782	$21	3%
COVID-19	545	—	$545	—
PAH	6	1	$5	500%
Drug and delivery system costs	696	542	154	28%
Clinical programs	2,050	1,325	725	55%
Research and development infrastructure	1,106	1,061	45	4%
INOpulse engineering	295	243	52	21%
Total research and development expenses	3,451	2,629	822	31%
General and administrative expenses	2,308	1,596	712	45%
Total operating expenses	5,759	4,225	1,534	36%
Loss from operations	(5,759)	(4,225)	(1,534)	36%
Change in fair value of common stock warrant liability	(193)	673	(866)	(129)%
Warrant amendment charge	—	(674)	674	(100)%
Interest and other income, net	7	121	(114)	(94)%
Pre-tax loss	$(5,945)	$(4,105)	(1,840)	45%
Income tax benefit	$2,125	$—	2,125	—
Net loss	$(3,820)	$(4,105)	$285	(7)%

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2020 were $5.8 million compared to $4.2 million for the three months ended June 30, 2019, an increase of $1.6 million, or 36%. This increase was primarily due to an increase in clinical programs as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the three months ended June 30, 2020 were $3.5 million compared to $2.6 million for the three months ended June 30, 2019, an increase of $0.8 million, or 31%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the three months ended June 30, 2020 were $0.8 million, essentially flat as compared to the three months ended June 30, 2019.

• COVID-19 expenses for the three months ended June 30, 2020 were $0.5 million. COVID-19 expenses in the second quarter of 2020 included costs related to the initiation of our Phase 3 clinical trial as well as the EA program.

• Drug and delivery system costs for the three months ended June 30, 2020 were $0.7 million, compared to $0.5 million for the three months ended June 30, 2019, an increase of $0.2 million, or 28%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

• Research and development infrastructure expenses for the three months ended June 30, 2020 were $1.1 million, essentially flat as compared to the three months ended June 30, 2019.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2020 were $2.3 million, compared to $1.6 million for the three months ended June 30, 2019, an increase of $0.7 million, or 45%. The increase was primarily due to higher consulting fees as well as IP legal expenses.

Income Tax Benefit. Income tax benefit was $2.1 million for the three months ended June 30, 2020. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the three months ended June 30, 2020 was an expense of $0.2 million, compared to an income of $0.7 million for the three months ended June 30, 2019. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and volatility.

Warrant amendment charge. On June 28, 2019, we entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of the November 2016 warrants to purchase 839,899 shares. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2020	2019	$ Change	% Change
PH-ILD, PH-Sarc and PH-COPD	$1,447	$1,391	$56	4%
COVID-19	545	—	$545	NA
PAH	30	95	$(65)	(68)%
Other clinical trials	41	—	41	NA
Drug and delivery system costs	879	667	212	32%
Clinical programs	2,942	2,153	789	37%
Research and development infrastructure	2,211	2,246	(35)	(2)%
INOpulse engineering	536	535	1	—%
Total research and development expenses	5,689	4,934	755	15%
General and administrative expenses	4,180	3,633	547	15%
Total operating expenses	9,869	8,567	1,302	15%
Loss from operations	(9,869)	(8,567)	(1,302)	15%
Change in fair value of common stock warrant liability	(1,087)	2,289	(3,376)	(147)%
Warrant amendment charge	—	(674)	674	(100)%
Interest and other income, net	41	251	(210)	(84)%
Pre-tax loss	$(10,915)	$(6,701)	(4,214)	63%
Income tax benefit	$2,125	$1,801	324	18%
Net loss	$(8,790)	$(4,900)	(3,890)	79%

Total Operating Expenses.  Total operating expenses for the six months ended June 30, 2020 were $9.9 million compared to $8.6 million for the six months ended June 30, 2019, an increase of $1.3 million, or 15%. This increase was primarily due to an increase in clinical programs as well as general and administrative expenses.

Research and Development Expenses.  Total research and development expenses for the six months ended June 30, 2020 were $5.7 million compared to $4.9 million for the six months ended June 30, 2019, an increase of $0.8 million, or 15%. Total research and development expenses consisted of the following:

• PH-ILD, PH-Sarc and PH-COPD expenses for the six months ended June 30, 2020 were $1.4 million, essentially flat as compared to the six months ended June 30, 2019.

•
COVID-19 expenses for the six months ended June 30, 2020 were $0.5 million. COVID-19 expenses in the first six months of 2020 included costs related to the initiation of our Phase 3 clinical trial as well as the EA program.

•
Drug and delivery system costs for the six months ended June 30, 2020 were $0.9 million, compared to $0.7 million for the six months ended June 30, 2019, an increase of $0.2 million, or 32%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.

•	Research and development infrastructure expenses for the six months ended June 30, 2020 were $2.2 million, essentially flat as compared to the six months ended June 30, 2019.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2020 were $4.2 million, compared to $3.6 million for the six months ended June 30, 2019, an increase of $0.6 million, or 15%. The increase was primarily due to higher consulting fees as well as IP legal expenses.

Income Tax Benefit. Income tax benefit was $2.1 million for the six months ended June 30, 2020, compared to $1.8 million for the six months ended June 30, 2019, an increase of $0.3 million, or 18%. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. In March 2019, we sold $20.0 million of state NOLs under the same program for net proceeds of $1.7 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

Change in fair value of common stock warrant liability. Change in fair value of common stock warrant liability for the six months ended June 30, 2020 was an expense of $(1.1) million, compared to an income of $2.3 million for the six months ended June 30, 2019. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was primarily due to a change in our stock price and volatility.

Warrant amendment charge. On June 28, 2019, we entered into the Warrant Amendment with Holders of the November 2016 warrants to purchase 839,899 shares. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

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

We had cash and cash equivalents of $59.3 million as of June 30, 2020. Our existing cash and cash equivalents as of June 30, 2020 will be used primarily to fund the Phase 3 trial of INOpulse for PH-ILD, to complete the dose escalation study for PH-Sarc. and to initiate the Phase 3 trial of INOpulse for the treatment of patients infected with COVID-19.

On June 26, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 2, 2020. The shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $150 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.

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

On May 22, 2020, we completed the sale of 3,365,384 shares of our common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million and offering costs of $0.3 million (of which $0.2 million remained unpaid as of June 30, 2020). The agent fees included a financial advisory fee of $900,000 to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of our board of directors. Such shares were sold pursuant to our prior shelf registration statement on Form S-3.

In July 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of its common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, w have not sold any shares under this agreement.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of June 30, 2020 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

The State of New Jersey's Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address its short term financial needs. We have sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and have sold $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, we plan to sell additional NOLs and credits under the same program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2020	2019
Operating activities	$(8,564)	$(6,082)
Financing activities	57,997	6,236
Net change in cash, cash equivalents and restricted cash	$49,433	$154

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $8.6 million, as compared to $6.1 million for the six months ended June 30, 2019. The change in cash used in operating activities was primarily due to an increase in our operating expenses as well as change in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $58.0 million, which included proceeds from the direct and public offerings in the second quarter of 2020 as well as warrant exercises in the first quarter of 2020. Cash provided by financing activities for the six months ended June 30, 2019 was $6.2 million, which included the proceeds from the January 2019 public offering.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $59.3 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Although the FDA has granted us emergency expanded access to allow for INOpulse to be used as treatment for certain patients with COVID-19 under the care and supervision of such patient’s physician, and has accepted our application to initiate a Phase 3 study of INOpulse therapy in patients with COVID-19, we cannot assure you that INOpulse will prove to be a safe or effective treatment for COVID-19 or approved for marketing by the FDA.

On March 19, 2020, the FDA granted emergency expanded access to allow for our proprietary iNO delivery system, INOpulse to immediately be used as supportive treatment for single patients with COVID-19 under the care and supervision of the patient’s physician. This emergency expanded access from the FDA was granted on a named patient basis and subsequently expanded to allow for additional COVID-19 patients as necessary. On May 11, 2020, we announced that the FDA had accepted our IND application, allowing us to initiate a Phase 3 study of iNO therapy in up to 500 patients infected with COVID-19. The Phase 3 trial was initiated with the first patient treated in July 2020. As there is no history of using iNO for this purpose, there can be no assurance that our product will be safe or effective when used to treat COVID-19 patients. In addition, there are still regulatory and product development steps to be taken before INOpulse is approved for marketing by FDA and can be fully commercialized in the United States.  Accordingly, there can be no assurance that INOpulse will prove to be a safe or effective treatment for COVID-19 or that it will be approved for marketing by the FDA or that it can be successfully commercialized.

Our business may be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has affected our operations, and may materially affect our business. In response to the pandemic, we have limited operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials in PH. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
    None.

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
10.1
Subscription Agreement by and between Bellerophon Therapeutics, Inc. and Puissance Life Science Opportunities Fund VI, dated May 18, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on May 20, 2020).

10.2
Advisory Agreement, by and between Bellerophon Therapeutics, Inc. and Angel Pond Capital LLC, dated May 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on May 20, 2020).

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

BELLEROPHON THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)