Form 10-K
period 2020-12-31
Bellerophon Therapeutics, Inc.
filed 2021-03-11
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻  Yes  ⌧  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻  Yes  ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧  Yes  ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧  Yes  ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻  Yes  ⌧  No

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $86.9 million, based upon the closing price on the Nasdaq Capital Market reported for such date. Shares of common stock beneficially owned by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of March 8, 2021: 9,491,111

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	the timing of the ongoing and expected clinical trials of our product candidates, including statements regarding the timing of completion of the trials and the respective periods during which the results of the trials will become available;
●	our ability to obtain adequate financing to meet our future operational and capital needs;
●	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;
●	our ability to comply with government laws and regulations;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our estimates regarding the potential market opportunity for our product candidates;
●	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;
●	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;
●	our intellectual property position;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding and our ability to obtain additional funding;
●	the success of competing treatments;
●	our competitive position; and
●	any of the other risks included in this Annual Report on Form 10-K, including those set forth under the heading “Risk Factors.”

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred significant losses since inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
●	We may not be able to utilize all of our net operating loss carryforwards.

Risks Related to Our Business and Industry

●	We face substantial competition from other pharmaceutical, biotechnology and medical device companies and our operating results may suffer if we fail to compete effectively.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	If we are unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates due based on the lengthy and uncertain outcome of clinical trials.
●	We may experience problems with, failure of, or delays in obtaining INOpulse components.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	Some of our clinical trials have failed and others may fail to demonstrate safety and efficacy.
●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	We may not obtain orphan drug exclusivity for any of our product candidates and indications.
●	Serious adverse events, or SAEs, or undesirable side effects of our product candidates may be identified.
●	We may not be successful in our efforts to identify or discover additional potential product candidates.
●	Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for the product candidate may be smaller than we estimate.
●	We may not be successful in commercializing any product candidates that we develop.
●	Even if we are able to commercialize any product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.
●	Regulatory approval of generic versions of any of our products that receive marketing approval could adversely affect the sales of our products.
●	Product liability lawsuits against us could divert our resources and cause us to incur substantial liabilities.
●	Our INOpulse devices use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and these events may raise concerns about the batteries we use.
●	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

Risks Related to Our Dependence on Third Parties

●	The intellectual property underlying INOpulse is exclusively licensed from Ikaria. If Ikaria terminates the license agreement, or fails to prosecute, maintain or enforce the underlying patents, our business will be materially harmed.
●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	We currently rely on a single supplier, Ikaria, for our supply of nitric oxide for the clinical trials of INOpulse.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our product candidates.
●	Our product candidates currently in development are exclusively licensed from third parties, and we may enter into additional agreements to in-license technology from third parties.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

Risks Related to Our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology or if we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	If we fail to comply with our obligations under license agreements, we could lose rights that are important to our business.
●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	Even if we complete the necessary clinical trials, the expensive, time consuming and uncertain nature of the marketing approval process has and may continue to prevent us from obtaining approvals for the commercialization of some or all of our product candidates.
●	Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.
●	Changes in law or policy could have a negative impact on the approval of our drug candidates.

Risks Related to Employee Matters and Managing Growth

●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Risks Related to Ownership of Our Common Stock

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

PART I

Item 1.          Business

Overview

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus is the continued development of our nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (“fILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose.

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period. iNO-PF was designed as an exploratory study to identify the optimal dose and endpoints to progress into Phase 3.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD.

In 2018, we initiated an ancillary Phase 2 open-label intra-patient dose escalation study that utilizes right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-PF subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically meaningful cardiopulmonary improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. The data suggested that inhaled nitric oxide was generally well tolerated and may yield a favorable risk-benefit profile across doses.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2 open-label dose escalation design that utilizes right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating clinical sites and we are enrolling patients into the trial, with results expected in 2021.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a PH-COPD trial that was designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in six minute walk distance, or 6MWD, of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The data suggested that the dose may have a favorable safety profile. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

On March 19, 2020, the FDA granted emergency expanded access (“EA”) to allow for our INOpulse system to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment was to mitigate the hospitalized patient’s disease progression and avoid the need to perform intubation. Under the emergency access program, 180 hospitalized patients with COVID-19 from 18 hospitals across the United States received treatment with INOpulse. In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients with COVID-19. The proposed randomized, placebo controlled study, called COViNOX, was designed to evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol aimed to enroll up to 500 patients with COVID-19 who were to be treated with either INOpulse or placebo. The primary endpoint of the study required an assessment of the proportion of subjects who experienced respiratory failure or mortality during the 28-day study period, which would allow the trial to serve as a registrational study for approval. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. The first 100 patients completed their 28-day assessment periods in October 2020. In November 2020, we announced that the independent Data Monitoring Committee (“DMC”) had completed its pre-specified interim analysis from the first 100 patients. Based on the finding of futility, we placed the

COViNOX study on a clinical hold. Although new enrollment of subjects into the study was halted, the remaining 91 subjects already enrolled at the time the clinical hold was announced were allowed to complete the treatment course. Upon completion of the protocol defined monitoring period, the pre-specified efficacy and safety analysis of these 191 patients was reviewed by the DMC and the DMC concluded that there were no safety concerns that were attributed to INOpluse for COVID-19. Based on the COVINOX results, we put the trial on a permanent clinical hold and we are not planning additional studies for INOpulse for the treatment of COVID-19.

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. The trial results showed 6 minute walk distance was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. Subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC's recommendation, we discontinued the trial in August 2018. During the trial, however, the data suggested that INOpulse may have a favorable safety profile.

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

From the inception of our business through December 31, 2020, $310.9 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

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

Inhaled nitric oxide is widely used in the hospital setting for the treatment of a variety of conditions and, as reported by Ikaria, over 700,000 patients have been treated with inhaled nitric oxide worldwide since its approval in 1999. However, chronic outpatient use of this therapy has previously been limited by a lack of a safe and compact delivery system for outpatient use. We have designed our INOpulse device, which is the means by which inhaled nitric oxide is delivered to the patient, to be portable, which enables use by ambulatory patients on a daily basis inside or outside their homes. Our INOpulse device has a proprietary mechanism that delivers brief, targeted pulses of nitric oxide timed to occur at the beginning of a breath for delivery to the well-ventilated alveoli of the lungs, which minimizes the amount of drug required for treatment. We estimate that this, and the higher concentration of nitric oxide we use, reduces the volume of drug delivered to approximately 5% of the volume required for equivalent alveolar absorption using standard continuous flow delivery systems, and also reduces the amount of nitric oxide, as well as its by-product nitrogen dioxide, that is exhaled and released into the patient’s environment. INOpulse is designed to automatically adjust nitric oxide delivery based on a patient’s breathing pattern to deliver a constant and appropriate dose of the inhaled nitric oxide over time, independent of the patient’s activity level, thus ensuring more consistent dosing of the nitric oxide to the alveoli of the lungs.

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

INOpulse for fILD

We are developing INOpulse for the treatment of patients with fibrotic interstitial lung disease (“fILD”) at a risk for pulmonary hypertension, which includes PH associated with idiopathic pulmonary fibrosis as well as other pulmonary fibrosing diseases. All ILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This disease results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary vasculature both directly and indirectly via hypoxia, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.

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

INOpulse for PH-Sarcoidosis

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement.

The study is a Phase 2 open-label dose escalation design that will utilize right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and we are enrolling patients into the trial, with results expected in 2021.

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

INOpulse for COVID-19

Although our focus continues to be on the development of INOpulse for patients with pulmonary hypertension, studies suggested that naturally produced nitric oxide may be critical to the immune response against pathogens and infections. In vitro studies have shown that nitric oxide inhibits the replication of severe acute respiratory syndrome-related coronavirus (SARS-CoV), the virus that caused the SARS epidemic from 2002 to 2004, and improves survival for cells infected with SARS-CoV. Based on the genetic similarities between SARS-CoV and the virus that causes COVID-19 (SARS-CoV-2), the historical data on SARS-CoV supports the potential that iNO may provide benefit for patients with COVID-19. However, there is no history of using iNO to treat patients with viral infections that can cause severe respiratory symptoms.

On March 19, 2020, the FDA granted emergency expanded access (“EA”) to allow for our INOpulse therapy to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment was to mitigate the hospitalized patient’s disease progression and avoid the need to perform intubation. Under the recently completed emergency access program, 180 hospitalized patients with COVID-19 from 18 hospitals across the United States received treatment with INOpulse. Preliminary data from the expanded access demonstrated a recovery rate of 73.0% and mortality rate of 6.3% measured at 14 days from treatment initiation. In addition, preliminary data suggested that INOpulse may have a favorable safety profile.

In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients with COVID-19. The proposed randomized, placebo controlled study, called COViNOX, was designed to evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol aimed to enroll up to 500 patients with COVID-19 who were to be treated with either INOpulse or placebo. The primary endpoint of the study required an assessment of the proportion of subjects who experienced respiratory failure or mortality during the 28-day study period, which would allow the trial to serve as a registrational study for approval. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. The first 100 patients completed their 28-day assessment periods in October 2020. In November 2020, we announced that the independent Data Monitoring Committee (“DMC”) had completed its pre-specified interim analysis from the first 100 patients. Based on the finding of futility, we placed the COViNOX study on a clinical hold. Although new enrollment of subjects into the study was halted, the remaining 91 subjects already enrolled at the time the clinical hold was announced were allowed to complete the treatment course. Upon completion of the protocol defined monitoring period, the pre-specified efficacy and safety analysis of these 191 patients was reviewed by the DMC and the DMC concluded that there were no safety concerns that were attributed to INOpluse for COVID-19. Based on the COVINOX results, we put the trial on a permanent clinical hold and we are not planning additional studies for INOpulse for the treatment of COVID-19.

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

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg/kg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching an agreement with the FDA, and the European Medicines Agency, or the EMA, on our Phase 3 protocol, we initiated the first of the two Phase 3 trials. The INOvation-1 trial was initiated with the first patient enrolled in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects who were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC’s recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. In addition, data suggested that INOpulse may have a favorable safety profile.

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

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

●	Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for fILD. We have completed our Phase 2b PH-PF program for INOpulse, which included 85 patients in two cohorts to evaluate two different doses of iNO for periods of eight to 16 weeks. We also completed Phase 2 studies for INOpulse in each of fILD to evaluate the acute hemodynamic benefit and PH-COPD to evaluate the effect of chronic use on exercise capacity and initiated a Phase 2 dose escalation study for PH-Sarc.
●	Leverage our historical core competencies to expand our pipeline. Our employees have years of institutional experience in the use of inhaled nitric oxide in treating PH and in the development of drug-device combination product candidates. If we successfully advance INOpulse, we expect to develop INOpulse for treatment of CTEPH and PH associated with pulmonary edema from high altitude sickness and, subject to obtaining additional license rights from Ikaria, potentially other outpatient PH indications. Our longer-term vision is to identify and opportunistically in-license innovative therapies that are at the intersection of drugs and devices and to develop and commercialize these product candidates.
●	Build commercial infrastructure in select markets. As we near completion of the development of our product candidates, we may build a commercial infrastructure to enable us to market and sell certain of our

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

In 1999, the FDA approved the use of inhaled nitric oxide for the short-term treatment of persistent PH of the newborn. Based on this approval, and similar approvals from foreign regulatory authorities, continuous-flow inhaled nitric oxide, which is administered to ventilated patients by a dedicated in-hospital device, is marketed by Ikaria and its commercialization partners worldwide as INOmax (INOflo in Japan). Inhaled nitric oxide is widely used in the hospital setting for the treatment of a variety of conditions and, as reported by Ikaria, over 700,000 patients have been treated with inhaled nitric oxide worldwide since its approval in 1999. However, chronic outpatient use of this therapy has previously been limited by the lack of a safe and compact delivery system for outpatient use.

Introduction to Pulmonary Hypertension

PH is a disease characterized by constriction of the blood vessels in the lung, which causes blood pressure in the lung to rise and, in turn, increases the work required for the right ventricle of the heart to pump blood. The World Health Organization, or WHO, has endorsed a consensus classification for PH that was updated most recently in 2018. The WHO classification has five broad PH groups based on similarities in pathological and hemodynamic characteristics and therapeutic approaches. We are initially focusing development of INOpulse in indications included in WHO Groups 1, 3 and 5 due to our view of the likelihood of success and the size and commercial viability of these markets. Group 1 PH is comprised of patients with PAH. This Group combines conditions with a range of causes, all of which have a characteristic pattern of vascular remodeling. The constriction of the blood vessels and the resulting pressure on the heart is often the major reason for poor prognosis of PAH patients since they can be otherwise healthy. Most PAH-specific medications are vasodilators and work through one of the three key mechanistic pathways for vasoconstriction and vasodilation. Group 3 PH consists of PH associated with lung disease or hypoxemia, which is an abnormally low level of oxygen in the blood. This Group includes patients with COPD and ILD (including fILD and IPF), among others. Group 5 PH consists of PH associated with blood, systematic and metabolic disorders. This Group includes patients with PH-Sarc.

INOpulse for fILD

We are developing INOpulse for the treatment of patients with fibrotic interstitial lung disease (“fILD”) at a risk for pulmonary hypertension, which includes PH associated with idiopathic pulmonary fibrosis as well as other pulmonary fibrosing diseases. Fibrotic interstitial lung disease (fILD), also referred to as pulmonary fibrosis (PF), is a general category that includes many different lung conditions. All fILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs and is the infrastructure that supports the small airways, blood vessels, and gas exchange units. The interstitium under normal and healthy conditions is a very thin layer, however, it becomes dense and thick in conditions such as in ILD. This thickening may become very dense and consolidated leading to lung scarring, otherwise known as fibrosis. Typically, fILDs are chronic and progressive leading to destruction of the airways, blood vessels and lung tissue. This causes insufficient ability for the lungs to oxygenate blood, caused by imbalance in mediators and chronic inflammation. While fILD is primarily a respiratory disease, it can also affect the pulmonary vasculature, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure and death.

Disease Background and Market Opportunity

One of the largest and most serious subsets of fILDs is idiopathic pulmonary fibrosis (IPF), a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. There are two therapies that are currently approved to treat IPF, Nintedanib and Pirfenidone, each of which costs approximately $100,000 per year. PH with IPF increases mortality, with a median survival of only two to three years. The presence of PH correlates most closely with the need for oxygen therapy. However, there are currently no treatments approved to treat PH associated with IPF.

Scientific Rationale for Use of INOpulse for fILD

Like endogenous pulmonary nitric oxide, inhaled nitric oxide works by selectively relaxing lung vascular smooth muscles, causing dilation of pulmonary blood vessels and consequently increased pulmonary blood flow. This reduces the elevated pulmonary artery pressure in patients at risk of PH associated with fILD.

iNO may also improve outcomes in fILD including IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone in IPF patients with pulmonary hypertension. However, the arterial oxygen partial pressure (PaO2) did not improve. The combined inhalation of nitric oxide and oxygen produced both a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating patients with fILD, including IPF.

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

In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The Phase 2 trial was designed as an exploratory study to identify optimal endpoints to progress into pivotal Phase 3 trial. The results suggested benefit in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor:

●	subjects on iNO demonstrated an increase of 8% in moderate activity versus a 26% decrease for subjects on placebo (p=0.04);
●	subjects on iNO showed no decline in their overall activity levels versus a 12% decline for subjects on placebo (p=0.05);

Clinically meaningful improvements were also demonstrated in the following key areas:

●	subjects on iNO showed an increase of 15% in NT-ProBNP versus a 42% increase for subjects on placebo (NT-ProBNP is a peptide marker of right ventricular failure, with higher levels indicative of disease worsening);
●	subjects on iNO demonstrated improved oxygen saturation by 9% versus a worsening of 11% for placebo.

In addition, the preliminary data suggested that iNO may present a favorable safety profile supporting the continuation into cohort 2.

In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in MVPA from baseline to week 16, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and COPD.

In May 2019, we presented additional positive data from cohort 1 at the American Thoracic Society 115th International Conference:

●	23% of subjects on iNO had a clinically significant improvement in MVPA, compared to 0% of subjects on placebo. This represents a placebo corrected difference of 23% - a clinically significant improvement is > 15% increase in MVPA from baseline;
●	39% of subjects on iNO had a clinically significant decline in MVPA, compared to 71% of subjects on placebo. This represents a placebo corrected difference of 32% - a clinically significant improvement is >15% decrease in MVPA from baseline;

●	Proportion of awake time spent in MVPA improved by 38% (16% increase on iNO vs. 22% decrease on placebo; p=0.04), (p-value based on t-test on available data; exploratory endpoint; post-hoc analysis not adjusted for multiplicity);
●	Calorie expenditure improved by 12% (6% decrease on iNO vs. 18% decrease on placebo; p=0.05), (p-value based on t-test on available data; exploratory endpoint; post-hoc analysis not adjusted for multiplicity);
●	Subjects on open-label extension demonstrated consistent improvements in MVPA and overall activity, with subjects transitioning from placebo to open-label experiencing a reversal from worsening to improving.

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

In October 2019, we presented additional positive responder analysis data from cohort 1, as well as new long-term results for subjects on open-label extension (OLE) at the American College of Chest Physicians Conference:

●	Responder analysis:
●	85% of subjects on placebo declined in MVPA, overall activity and non-sedentary activity;
●	46% of subjects on INOpulse improved in MVPA, 62% in overall activity and 39% in non-sedentary activity (compared to only 15% of subjects on placebo in each category).
●	OLE:
●	Collectively, subjects (with an average of 27 weeks of OLE data) demonstrated maintenance of MVPA, overall activity and non-sedentary activity;
●	Subjects randomized to active treatment in the blinded portion of the trial continued to maintain their activity levels when transitioning to OLE over 27 weeks of open-label treatment;
●	Subjects randomized to placebo in the blinded portion of the trial transitioned from a decline during blinded treatment to stabilization of activity levels (MVPA, overall activity and non-sedentary activity) over 27 weeks of open-label treatment.

In December 2019, we announced top-line results from Cohort 2 of iNO-PF. Cohort 2 suggested directionally favorable and possibly clinically meaningful placebo corrected improvement in MVPA, defined as walking, stairs, yardwork, and similar activities, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA were supported by potential benefits in overall activity, as well as patient reported outcomes. Subjects on iNO showed a placebo corrected benefit in the following top-line parameters:

●	MVPA improved by 14 minutes per day (p=0.02), representing a 20% improvement, after 4 months (p-value based on t-test on available data; exploratory endpoint; post-hoc analysis not adjusted for multiplicity);
●	Overall activity improved by 100 counts/min, representing a 7% improvement;
●	St. George Respiratory Questionnaire (“SGRQ”) Total score improved by 3 points;

●	SGRQ Impacts score improved by 5 points;
●	SGRQ Activity score improved by 6 points;
●	University of California, San Diego Shortness of Breath Questionnaire improved by 5 points;
●	Data indicated that iNO45 showed a favorable safety profile.

In addition, a longitudinal analysis based on all available data, as planned for Phase 3 for multiple endpoints showed:

●	a 20% benefit in MVPA and 7% benefit in overall activity after 4 months (analysis based on MMRM model with change from month 1; no baseline covariate; data log-transformed for analysis);
●	SGRQ total score improved by 4 points, Impacts score improved by 6 points and Activity score improved by 6 points;
●	University of California, San Diego Shortness of Breath Questionnaire improved by 5 points.

In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45.

In 2018, we also implemented an open-label intra-patient acute dose escalation trial utilizing right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-PF subjects. In February 2020, we announced the completion of the study and that the top-line results from PHPF-002 demonstrated that INOpulse achieved clinically and statistically meaningful cardiopulmonary improvements in multiple pre-specified hemodynamic parameters (statistical analysis was conducted based on available data from the 9 fILD study participants using Wilcoxon Log Rank test to compare results for each dose to baseline as well as the prior dose; study did not pre-specify a statistical analysis methodology and results were not adjusted for multiplicity):

●	Pulmonary vascular resistance reduced by 21% (average reduction of 125 dyne*sec*cm-5; baseline of 583 dyne*sec*cm-5); doses of iNO 30 (p<0.01), iNO 45 (p<0.01) and iNO 75 (p=0.01) were statistically significant as compared to baseline, with increased benefit (p<0.01) on dose escalation from iNO30 (30 mcg/kg IBW/hr) to iNO45 (45 mcg/kg IBW/hr);
●	Mean pulmonary arterial pressure reduced by 12% (average reduction of 4 mmHg; baseline of 34.7 mmHg); doses of iNO 30 (p=0.02), iNO 45 (p=0.03) and iNO 75 (p=0.01) were statistically significant as compared to baseline;
●	Data suggested that iNO was generally well-tolerated and may yield a favorable risk-benefit profile across doses.

INOpulse for PH-Sarcoidosis

We are also developing INOpulse for PH-Sarcoidosis. We believe the mechanism of action of inhaled nitric oxide as a targeted pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions including PH associated with sarcoidosis. Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study is a Phase 2 open-label dose escalation design that will utilize right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating clinical sites and we are enrolling patient into the trial, with results expected in 2021.

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

Scientific Rationale for Use of INOpulse for PH-COPD

The mechanism of action of inhaled nitric oxide in vasodilation at the alveolar smooth muscle in PH-COPD is similar to its action in fILD. Like endogenous pulmonary nitric oxide, inhaled nitric oxide works by selectively relaxing lung vascular smooth muscles, causing dilation of pulmonary blood vessels and consequently increased pulmonary blood flow. This reduces the elevated pulmonary artery pressure in patients with PH-COPD.

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

Clinical Development Program

INOpulse for PH-COPD is designated as a drug-device combination by the FDA and is being reviewed by the Division of Cardiovascular and Renal Products in the Center for Drug Evaluation and Research (CDER) with consultation from the Division of Pulmonary, Allergy, and Rheumatology Products and the Center for Devices and Radiological Health (CDRH). In our IND for PH-COPD, we referenced all of the information in our IND for PAH. The data referenced in our IND, as well as the years of use of the marketed product, demonstrate that nitric oxide is generally well tolerated. The FDA has agreed that the IND package is adequate for supporting Phase 2 clinical development of INOpulse for PH-COPD. The FDA also agreed that no additional pre-clinical studies are needed to support product approval.

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

Clinical Development Program

We completed a randomized, placebo-controlled, double-blind Phase 2 clinical trial of INOpulse for PAH in October 2014, which was Part 1 of the trial. In February 2016, we announced positive data from the final analysis of Part 2 of our Phase 2 clinical trial of INOpulse for PAH. The data reinforced the results from October 2014 and indicated a sustainability of benefit to PAH patients who received INOpulse therapy at the 75 mcg dose for an average of greater than 12 hours per day and were also treated with LTOT. After reaching agreement with the FDA, and the EMA on our Phase 3 protocol, we initiated the first of the two Phase 3 trials. The INOvation-1 trial was initiated with the first patient enrolled in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC’s recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. During the trial, however, the data suggested that INOpulse may have a favorable safety profile.

INOpulse for Other Pulmonary Hypertension Conditions

PH disease is often classified according to the WHO classification system which groups patients with PH according to the underlying etiologies, or causes, of the PH. In this system, PAH is defined as Group 1 and COPD and ILD (including fILD and IPF) are classified under Group 3, PH due to lung disease and/or hypoxemia. Group 5 PH consists of PH associated with blood, systematic and metabolic disorders. This Group includes patients with PH-Sarc. We believe the mechanism of action of inhaled nitric oxide as a targeted pulmonary vasodilator, and thus INOpulse, can be effective in treating PH related to other conditions, including CTEPH and PH associated with pulmonary edema from high altitude sickness.

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

Agreements Not to Compete

In September 2013, October 2013 and February 2014, we and each of our subsidiaries entered into an agreement not to compete with Ikaria, each of which was amended in July 2015. We refer to these agreements collectively as the agreements not to compete. Pursuant to the agreements not to compete, as amended, we and each of our subsidiaries agreed not to engage, anywhere in the world, in any manner, directly or indirectly, until the earlier of five years after the effective date of such agreement not to compete, as amended, or the date on which Ikaria and all of its subsidiaries are no longer engaged in such business, in:

●	the development, manufacture, commercialization, promotion, sale, import, export, servicing, repair, training, storage, distribution, transportation, licensing or other handling or disposition of any product or service (including, without limitation, any product or service that utilizes, contains or includes nitric oxide for inhalation, a device intended to deliver nitric oxide or a service that delivers or supports the delivery of nitric oxide), bundled or unbundled, for or used in connection with (a) the diagnosis, prevention or treatment, in both adult and/or pediatric populations, and whether in- or out-patient, of: (i) hypoxic respiratory failure associated with pulmonary hypertension, (ii) pulmonary hypertensive episodes and right heart failure associated with cardiovascular surgery, (iii) bronchopulmonary dysplasia, (iv) the management of ventilation-perfusion mismatch in acute lung injury, (v) the management of ventilation-perfusion mismatch in acute respiratory distress syndrome, (vi) the management of pulmonary hypertension episodes and right heart failure in congestive heart failure, (vii) the management of pulmonary hypertension episodes and right heart failure in pulmonary or cardiac surgery, (viii) the management of pulmonary hypertension episodes and right heart failure in organ transplant, (ix) sickle cell vaso-occlusive crisis, (x) hypoxia associated with pneumonia or (xi) ischemia-reperfusion injury or (b) the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital; or
●	any and all development, manufacture, commercialization, promotion, sale, import, export, storage, distribution, transportation, licensing, or other handling or disposition of any terlipressin or any other product within the pressin family, (a) intended to treat (i) hepatorenal syndrome in any form, (ii) bleeding esophageal varices or (iii) septic shock or (b) for or in connection with the management of low blood pressure.

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

INOpulse Drug Delivery Systems

In February 2015, we entered into an agreement with Flextronics Medical Sales and Marketing Ltd., a subsidiary of Flextronics International Ltd., or Flextronics, to manufacture and service the INOpulse device. In June 2018, we entered into a similar agreement with Benchmark Electronics, Inc. to manufacture and service additional INOpulse devices.

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

Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant, and we are not aware of any therapies for PH-COPD in advanced clinical development. Currently, there are no approved therapies for treating PH-PF including PH-IPF and only one therapy in advanced clinical development that we are aware of.

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

INOpulse

As of December 31, 2020, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa. Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Brazil, Canada, China, Europe, Hong Kong, Japan and Mexico. Patent applications are pending in Australia, Europe, Hong Kong, Mexico and the United States. This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of six issued U.S. patents and issued patents in Australia, China, Eurasia, Europe, Hong Kong, Israel, Japan, and Mexico, as well as pending applications in the United States as well as Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes at least one issued patent in each of the United States, Australia, Canada, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia and Singapore, as well as pending patent applications in the United States, Brazil, India, Mexico and Singapore. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. Two issued U.S. patents will expire in 2030.

Several other patent families directed to device and safety features are issued and pending. One U.S. issued patent directed to the valve configuration of our proprietary drug delivery device and the shape of the nitric oxide pulses will expire in 2039. Furthermore, design patents covering the ornamental designs of the intended commercial device and clinical device have been granted.

We have also filed several Company-owned patent applications relating to the use and administration of nitric oxide and devices for administering nitric oxide. These Company-owned patent families are currently pending as international PCT patent applications, US applications and/or applications in foreign countries including Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, the Philippines, Singapore, South Africa and/or Taiwan, and any patents that issue in these families will expire in 2038 or 2039 or 2040. The patent families relate to the use of inhaled nitric oxide for the improvement of right and/or left ventricular function, the use of inhaled nitric oxide for the treatment of PH-ILD, the use of inhaled nitric oxide and oxygen for the treatment of PH, and treating PH by maintaining dosing frequency and/or minimizing skipped breaths during pulsed administration of inhaled nitric oxide. Additional patent families relate to methods of administering pulsed nitric oxide, administration of nitric oxide for improvement of severe hypoxemia, administration of nitric oxide in combination with PDE-5 inhibitors, and administration of nitric oxide to improve activity levels in patients having lung-related impairment. In addition, we have filed multiple patent applications in 2020 that would expire in 2041 if issued.

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

Our product candidates must be approved by the FDA before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug in the United States must typically undertake the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with applicable good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before a clinical trial may be initiated at that site;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

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

After the IND becomes effective, the sponsor continues to perform nonclinical studies including those related to the development of a manufacturing process that is capable of consistently producing quality batches of the drug candidate and the development of methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to support the eventual shelf life and storage of the drug.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into a small number of healthy human subjects or patients with the target disease (e.g., cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse effects, or SAEs, occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. In addition, the sponsor of a clinical trial must register and post information about the trial on the National Institutes of Health’s ClinicalTrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion, although in some cases disclosure of the results of these trials can be delayed for up to two years after the trial completion date. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Unlike the abbreviated new drug, or ANDA, pathway used by developers of generic versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) NDA pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, a 505(b)(2) applicant may be seeking approval to market a new dosage form of a previously approved drug or for the treatment of a different patient population, which would require new clinical data to demonstrate safety or effectiveness. The FDA will generally require companies to perform additional studies to support any differences from the previously approved product, called a listed drug. The FDA may then approve the new drug candidate for all or some of the label indications for which the listed drug has been approved, or for any new indication sought by the 505(b)(2) applicant, as applicable. Accordingly, a 505(b)(2) NDA is subject to the same patent certification requirements as an ANDA with respect to the previously-approved drug being referenced, and it may be eligible for the three-year period of marketing exclusivity based on the submission of new clinical data that are essential to the approval of the new 505(b)(2) drug product. For more information, see section below entitled Hatch-Waxman Act and Marketing Exclusivity.

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2021 exceeds $2.8 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $336,432. These fees are typically increased annually.

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

Expedited Review Programs and Accelerated Approval

The FDA has various programs, including Fast Track, priority review, breakthrough therapy designation, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review.

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

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new designation for drugs as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s), such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to products designated as breakthrough therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval, including working with the sponsor on an alternative clinical trial design; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and initiating a rolling review of the NDA. Although a request for breakthrough therapy designation may be submitted with the sponsor’s original IND, typically the timing of such requests follows the completion of Phase 1 or Phase 2 studies, due to the statutory criterion that the FDA make these determinations based on preliminary clinical evidence.

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

Thus, even after a new drug approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or the imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Specifically, under FDA’s regulations implementing the Hatch-Waxman provisions, as amended, an ANDA or 505(b)(2) applicant must certify with respect to each listed patent that:

●	the required patent information has not been filed by the original applicant;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.

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

Review and Approval of Medical Devices in the United States

Medical devices are strictly regulated by the FDA in the United States. Under the FDCA a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

Unless an exemption applies, a new medical device may not be marketed in the United States unless and until it has been cleared through the premarket notification, or 510(k) process or approved by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.

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

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for most Class II devices is accomplished through the 510(k)  process, although some Class II devices are exempt from the 510(k) requirements. To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to a device that is already legally marketed in the United States and for which a PMA was not required (i.e., a Class II device). The device to which the sponsor’s device is compared for the purpose of determining substantial equivalence is called a “predicate device.” The FDA’s goal is to make a substantial equivalence determination within 90 days of FDA’s receipt of the 510(k) application, but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval. Premarket notifications are subject to user fees, unless a specific exemption applies.

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

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application however, the most recent FDA premarket review goals state that in fiscal year 2021, FDA will attempt to issue a decision on 65% of all de novo classification requests received within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo reclassification requests are also subject to user fees, unless a specific exemption applies.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;

●	compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;
●	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities; and
●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and
●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions or civil penalties;
●	recalls, detentions or seizures of products;
●	operating restrictions;
●	delays in the introduction of products into the market;
●	total or partial suspension of production;
●	delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA approvals of new products;
●	withdrawals of 510(k) clearance or PMA approvals; or
●	in the most serious cases, criminal prosecution.

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

Review and Approval of Combination Products in the United States

Products comprised of separate components (e.g., a drug and a device; a biologic and a device; a drug and a biologic; or a drug, device, and a biologic) are known as “combination products.” Such products often raise regulatory, policy and review management challenges because they integrate components that are regulated under different types of regulatory requirements and by different FDA Centers, namely, CDER, CDRH, or the Center for Biologics Evaluation and Research (CBER). Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;
●	a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	any investigational drug or device packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

The FDA’s Office of Combination Products (OCP) was established in 2003 to provide prompt determination of the FDA Center with primary jurisdiction over the review and regulation of a combination product; ensure timely and effective premarket review by overseeing the timeliness of and coordinating reviews involving more than one center; ensure consistent and appropriate post-market regulation; resolve disputes regarding review timeliness; and review/revise agreements, guidance and practices specific to the assignment of combination products.

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

Combination products are subject to application User Fees based on the type of application submitted for the product’s premarket approval or clearance. For example, a combination product for which an NDA is submitted is subject to the NDA fee under the Prescription Drug User Fee Act. Likewise, a combination product for which a PMA is submitted is subject to the PMA fee under the Medical Device User Fee and Modernization Act.

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

We believe that our INOpulse product will be reviewed as NDAs by CDER with consulting review on the device component provided by CDRH. The QSR will apply to all manufacturing of our device components and we may be subject to additional QSR requirements applicable to medical devices, such as management responsibility, design controls, purchasing controls, and corrective and preventive action.

Review and Approval of Drug Products in the European Union

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and future commercial sales and distribution of our products, if approved in those markets.

We must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of a product in those countries. Moreover, the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the EU, and therefore a separate marketing authorization application (MAA) and approval will be required to market a medicinal product in the UK.

As in the United States, medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Also similar to the United States, when a drug-device combination product’s principal intended action is accomplished by the drug constituent part, the EU regulates the combination product as a medicinal product.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union (EU) will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain marketing approval of a drug in the EU, an applicant must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (EMA) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

The decentralized procedure is available to applicants who wish to market a product in specific EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states). Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labelling and package leaflet, to the reference member state and each concerned member state. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application which is then reviewed and approved commented on by the concerned member states. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause). Even if authorized to be marketed in the EU, prescription-only medicines may only be promoted to health care professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.

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

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

Health Care Reform and Potential Changes to Laws and Regulations

FDA and other regulatory authority policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services (CMS), to test innovative payment and service delivery models to lower Medicare and Medicaid spending. As another example, the 2021 Consolidated Appropriations Act (P.L. 116-260) signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry more generally, and our business. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA that may affect health care expenditures. For example, the 2020 Consolidated Appropriations Act (P.L. 116-94) includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other new laws may result in additional reductions in Medicare and other health care funding, which could have an adverse effect on customers for our approved product and, accordingly, our financial operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our therapeutic candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Employees

As of December 31, 2020, we had 21 full-time employees, of which 16 employees were engaged in research and development and 5 employees provided general and administrative support. Of our employees, ten have earned advanced degrees. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our operating loss was approximately $26.3 million, $17.5 million and $27.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

●	continue our research and clinical development of our product candidates;
●	identify, develop and/or in-license additional product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	in the future, establish a manufacturing, sales, marketing and distribution infrastructure;
●	maintain, expand and protect our intellectual property portfolio;
●	add equipment and physical infrastructure to support our research and development;
●	hire additional clinical, regulatory, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts.

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

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

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

We plan to use our current cash and cash equivalents primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of our product candidates and any other potential product candidates. Our existing cash and cash equivalents will be used primarily to complete the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc., and will not be sufficient to fund all of the efforts that we plan to undertake or the completion of clinical development or commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of December 31, 2020, and proceeds expected to become available upon the sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the timing, progress, and results of our ongoing and planned clinical trials of our product candidates;
●	our ability to manufacture sufficient clinical supply of our products candidates and the costs thereof;
●	discussions with regulatory agencies regarding the design and conduct of our clinical trials and the costs, timing and outcome of regulatory review of our product candidates;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of any other product candidates or technologies we pursue;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
●	the revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2020, we sold New Jersey NOL carryforwards, resulting in the recognition of $2.1 million of income tax benefit compared to $1.8 million for the year ended December 31, 2019. Subject to program availability and state approval, we have plans to sell additional NOLs and credits under the same program in following years as well. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our future taxable income, our future cash taxes may increase which might have an adverse effect on our future financial condition.

Risks Related to Our Business and Industry

We face substantial competition from other pharmaceutical, biotechnology and medical device companies and our operating results may suffer if we fail to compete effectively.

The pharmaceutical, biotechnology and medical device industries are highly competitive. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. In addition, other companies are increasingly looking at the cardiopulmonary disease market as a potential opportunity. For example, currently, there are 14 drugs approved for the treatment of PAH and there are also other potential therapies in clinical development, although none of these therapies are currently approved for the treatment of PH associated with fILD, Sarc. or COPD. In addition, there are multiple nitric oxide generation and delivery systems that are under development, primarily for the treatment of persistent pulmonary hypertension in a hospital setting. Many of our competitors, either alone or through their strategic partners, have substantially greater name recognition and financial, technical, manufacturing, marketing and human resources than we do and significantly greater experience and infrastructure in the research and clinical development of medical products, obtaining FDA and other regulatory approvals of those products, and commercializing those products around the world. Additional mergers and acquisitions in the pharmaceutical, biotechnology and medical device industries may result in even more resources being concentrated in our competitors. Large pharmaceutical and medical device companies in particular have extensive expertise in pre-clinical and clinical testing and in obtaining regulatory approvals for medical products. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Accordingly, our competitors may be more successful than we may be in obtaining approval for inhaled nitric oxide products and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new products and technologies become available.

We will not be able to compete effectively unless we successfully:

●	design, develop and commercialize products that are competitive in the market;
●	attract qualified scientific, medical, sales and marketing, engineering and commercial personnel;
●	obtain patent and/or other proprietary protection for our processes and product candidates; and
●	obtain required regulatory approvals.

It is also possible that Ikaria will seek to develop and commercialize inhaled nitric oxide products or product candidates in the Bellerophon indications. While a subsidiary of Ikaria has granted to us an exclusive license to develop and commercialize pulsed nitric oxide in the Bellerophon indications and the scope of that license includes certain technology developed or acquired by that subsidiary after the date of the license agreement, the license does not include technology developed or acquired by other subsidiaries or affiliates of Ikaria including Mallinckrodt’s other subsidiaries. Because Ikaria, Mallinckrodt and its other subsidiaries and affiliates are not subject to any non-competition obligations in our favor, it is possible that these other subsidiaries or affiliates of Ikaria or Mallinckrodt may seek to develop or commercialize inhaled nitric oxide or other products or product candidates, using technology not exclusively licensed to us that are competitive with our products or product candidates, which could adversely affect our business, financial condition or results of operations.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our INOpulse product candidates and our ability to develop, obtain marketing approval for and successfully commercialize these product candidates. If we continue to be unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of our INOpulse for PAH, INOpulse for fILD, INOpulse for PH-COPD, INOpulse for PH-Sarc, INOpulse for COVID-19 and Bioabsorbable Cardiac Matrix, or BCM, product candidates. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize these product candidates.

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

The success of our product candidates will depend on, among other things, our ability to successfully complete clinical trials of each product candidate. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, although we believe our Phase 2 clinical trial of INOpulse for PH-COPD supports advancement into further Phase 2 testing, the primary endpoint for INOpulse for PH-COPD was not statistically significant for any of the doses tested. In November 2020, we halted our clinical trial on INOpulse for COVID-19 for futility.

In addition to the successful completion of clinical trials, the success of our product candidates will also depend on several other factors, including the following:

●	receipt of marketing approvals from the FDA or other applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
●	the performance of our future collaborators for one or more of our product candidates, if any;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio;
●	launch of commercial sales if and when our product candidates are approved;
●	a continued acceptable safety profile of our product candidates following any marketing approval;
●	commercial acceptance, if and when approved, by patients, the medical community and third-party payors;
●	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and
●	competition with other products.

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

The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results, particularly when earlier trials are small, open-label or non-placebo-controlled trials and in trials that have different endpoints than earlier trials. For example, for PAH, , a pre-specified interim analysis was conducted by the DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study and based on the DMC’s recommendation, we discontinued the trial in August 2018. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

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

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
●	foreign exchange fluctuations; and
●	diminished protection of intellectual property in some countries.

Some clinical trials of our product candidates failed to demonstrate safety and efficacy of our product candidates to the satisfaction of the FDA and if other clinical trials also fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, such as in our Phase 2 clinical trials of INOpulse for PAH, INOpulse for PH-COPD and INOpulse for COVID-19, or (4) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as we intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing or other requirements; or
●	be required to remove the product from the market after obtaining marketing approval.

If the FDA or other regulatory authority requires us to conduct additional testing or determines that an unacceptable amount of nitrogen dioxide is formed through the use of INOpulse, we may be required to alter the design of INOpulse, which may not be possible, and the clinical development timeline for INOpulse may be delayed or prove to be more costly than we currently anticipate.

We have experienced and may continue to experience a number of possible undesirable events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We have experienced and may continue to experience numerous undesirable events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

●	clinical trials of our product candidates may produce unfavorable or inconclusive results;
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching or fail to reach an agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to withdraw such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
●	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from pre-clinical studies and clinical trials;
●	the FDA or comparable non-U.S. regulatory authorities may find regulatory non-compliance with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
●	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
●	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We may not be able to initiate or continue clinical trials for our INOpulse product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the proximity of patients to clinical sites;
●	the eligibility criteria for the trial;
●	the design of the clinical trial;
●	limitations placed on enrollment by regulatory authorities;
●	efforts to facilitate timely enrollment;

●	competing clinical trials; and
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new product candidates that may be approved for the indications we are investigating.

For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, any future clinical trials of INOpulse for fILD, PH-Sarc, or any future clinical trials of INOpulse for PH-COPD because such trials may require that patients meet the restrictive enrollment criteria, such as having been diagnosed with both COPD and PH, be undergoing treatment with LTOT and not having significant left ventricular dysfunction.

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

Serious adverse events, or SAEs, or undesirable side effects or other unexpected properties of our product candidates have been identified in past clinical trials and may be identified during development of other treatments that could delay or prevent the product candidate’s marketing approval.

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following undesirable events could occur:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we may be required to recall the product or change the way the product is administered;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we may be required to create a handout, sometimes referred to as a Medication Guide, outlining the risks of the previously unidentified side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

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

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the clinical indications for which the product is approved;
●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	our ability to offer the product for sale at competitive prices;
●	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;
●	our ability to prevent use of our INOpulse for PH-COPD device by fILD patients due to expected pricing differences;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	the strength of sales, marketing and distribution support;
●	the approval of other new products for the same indications;
●	changes in the standard of care for the targeted indications for the product;
●	the timing of market introduction of our approved products as well as competitive products and other therapies;
●	availability and amount of reimbursement from government payors, managed care plans, private health coverage insurers and other third-party payors;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example:

●	improper use or failure of INOpulse may result in rebound PH, which can be fatal in some patients;
●	rebound PH may also occur if both the primary and back-up devices fail before we can replace them, if the built-in back-up with a device does not work properly or if the patient does not carry or have access to his or her back-up device; and
●	rebound PH can also occur in patients who were not previously considered at risk for this reaction and who may not have been provided an adequate back-up device.
●	Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:
●	decreased demand for products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend resulting litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any products that we may develop.

Although we maintain general liability insurance of $2.0 million in the aggregate, umbrella insurance in the amount of $10.0 million in the aggregate and clinical trial liability insurance of $20.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin the commercial sale of any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have revised our operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials in PH. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily allowing all employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily allowing employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

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

We have a drug clinical supply agreement with Ikaria, pursuant to which Ikaria will manufacture and supply our requirements for nitric oxide for inhalation and corresponding placebo for use in clinical trials of INOpulse. Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana. Ikaria’s Port Allen facility is subject to the risks of a natural disaster or other business disruption, including the widespread outbreak of infectious diseases as the outbreak of the coronavirus known as COVID-19. We maintain under controlled storage conditions a two- to three-month supply of clinical trial drug product, but there can be no assurance that we would be able to meet our requirements for INOpulse if there were a catastrophic event or failure of Ikaria’s manufacturing system. Because Ikaria’s Port Allen facility is one of the few FDA-inspected sites that can manufacture nitric oxide for INOpulse and because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few third-party manufacturers to which we could contract this work in a short period of time. Therefore, any disruption in Ikaria’s Port Allen facility, or the failure by Ikaria for any other reason to provide us with nitric oxide, could materially and adversely affect supplies of nitric oxide for INOpulse and our ongoing and planned clinical trials. In addition, Ikaria’s parent company, Mallinckrodt plc, filed for Chapter 11 bankruptcy protection in October 2020. While we have been assured by Ikaria and believe that there will be no disruption in Ikaria’s ability to fulfill its supply obligations to us, there can be no assurance that there will not be a disruption or delay in such manufacture and supply of nitric oxide for our use. Any such disruption would force us to seek nitric oxide from an alternative source, which may not be available on commercially reasonable terms. In addition, we do not currently have any arrangements with Ikaria to provide us with commercial quantities of nitric oxide. If we are unable to arrange for Ikaria to provide such quantities on commercially reasonable terms, or at all, we may not be able to successfully produce and market INOpulse or may be delayed in doing so.

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

Any disputes that arise between us and Ikaria with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between Ikaria and us in a number of areas relating to our past and ongoing relationships, including:

●	intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with non-compete provisions applicable to Ikaria and us;
●	labor, tax, employee benefit, indemnification and other matters arising from our separation from Ikaria;
●	distribution and supply obligations;
●	employee retention and recruiting;
●	business combinations involving us;
●	the nature, quality and pricing of transitional services Ikaria has agreed to provide us; and
●	business opportunities that may be attractive to both Ikaria and us.

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

Collaborations involving our product candidates would pose certain risks to us, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more of our products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. Although we maintain cyber liability insurance of $2.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. In the ordinary course of business, we collect, store and transmit confidential information, and it is critical that we do so in a secure manner in order to maintain the confidentiality and integrity of such confidential information. Our information technology systems are potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, vendors, or from attacks by malicious third parties. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful access or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination or misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material effect on our business, financial position, results of operations and/or cash flow.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to develop and commercialize treatments that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
●	We or our licensors might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
●	We or our licensors might not have been the first to file patent applications covering certain of our inventions.
●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
●	It is possible that our pending patent applications will not lead to issued patents.
●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
●	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●	We may not develop additional proprietary technologies that are patentable.
●	The patents of others may have an adverse effect on our business.
●	Another party may be granted orphan drug exclusivity for an indication that we are seeking before us or may be granted orphan drug exclusivity for one of our products for another indication.

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

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug and device products, including requirements pertaining to marketing and promotion of drugs and devices in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

●	litigation involving patients taking our products;

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	untitled or warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

After we obtain marketing approval, we will be subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals and certain advanced non-physician health care practitioners and physician ownership and investment interests; and
●	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry more generally, and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing. More recently, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

At the federal level, DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempted to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed DHHS to finalize the Canadian drug importation proposed rule previously issued by DHHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed DHHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after DHHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which DHHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed DHHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by DHHS and then challenged in federal court by industry groups in December 2020. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Current and future health care legislation could have a significant impact on our business. There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges health care providers are facing responding to the COVID-19 virus. Any additional federal or state health care reform measures could limit the amounts that third-party payers will pay for health care products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including enabling us to raise capital in order to fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of March 8, 2021, we had outstanding options to purchase an aggregate of 712,718 shares of our common stock, of which options to purchase approximately 450,368 were vested and outstanding and outstanding warrants to purchase an aggregate of 2,028,626 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our stock price may be volatile. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated results from and any delays in our clinical trials, including our expected and ongoing clinical trials of our INOpulse product candidates, as well as results of regulatory input on our clinical trial programs and regulatory reviews relating to the approval of our product candidates;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	failure or discontinuation of any of our clinical development programs;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	commencement or termination of any collaboration or licensing arrangement;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
●	additions or departures of key scientific or management personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
●	results of clinical trials of product candidates of our competitors;
●	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	regulatory or legal developments in the United States and other countries;
●	changes in the structure of healthcare payment systems;

●	conditions or trends in the pharmaceutical, biotechnology and medical device industries;
●	actual or anticipated changes in earnings estimates, development time lines or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and
●	the other factors described in this “Risk Factors” section.

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

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “BLPH.” If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;
●	stockholders’ equity of $2.5 million;
●	500,000 shares of publicly-held common stock with a market value of at least $1 million;
●	300 round-lot stockholders; and
●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

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

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, and particularly if and after we cease to be a “smaller reporting company,” we incur significant legal, accounting, and other expenses. We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2020. As a result, we expect to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If public company rules and regulations divert the attention of our management and personnel from other business concerns, our business, financial condition, and results of operations could be adversely affected. Increased costs associated with public company expenses will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, public company rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, the impact of which could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Provisions of our certificate of incorporation, our bylaws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to change the composition of our board of directors or to replace or remove our management. These provisions include:

●	limitations on the removal of directors;
●	a classified board of directors so that not all members of our board are elected at one time;
●	advance notice requirements for stockholder proposals and nominations;
●	limitations on the ability of stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	limitations on the liability of, and the provision of indemnification to, our director and officers; and
●	the ability of our board of directors to authorize the issuance of blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol “BLPH”.

Stockholders

As of March 8, 2021, we had 9,491,111 outstanding shares of common stock and approximately 174 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, for use in the operation of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant, and subject to the restrictions contained in any financing instruments. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.          Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year to-year comparisons between 2020 and 2019. Discussions of 2018 items and year to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary. Our focus is the continued development of our nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (fILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (IND) application for our Phase 2b (iNO-PF) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2018, we announced the first patient enrollment in our iNO-PF Phase 2b trial. In October 2018, we announced the enrollment completion of the planned 40 subjects, or cohort 1, in our iNO-PF trial. In addition, we announced the expansion of the trial with the addition of cohort 2 and cohort 3, to evaluate a higher iNO 45 and iNO 75 dose as well as a longer 16 week evaluation period.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in some exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvements in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD.

In 2018, we initiated an ancillary Phase 2 open-label intra-patient dose escalation study that utilizes right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-PF subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically meaningful cardiopulmonary improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. The data suggested that inhaled nitric oxide was generally well-tolerated may and yield a favorable risk-benefit profile across doses.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2 open-label dose escalation design that will utilize right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating sites and we are enrolling patients into the trial, with results expected in 2021.

We completed a randomized, placebo-controlled, double-blind, dose-confirmation Phase 2 clinical trial of INOpulse for pulmonary hypertension associated with chronic obstructive pulmonary disease, or PH-COPD, in July 2014. The results from this trial showed that iNO 30 was a potentially safe and effective dose for treatment of PH-COPD. Based on the results of this trial, we completed further Phase 2 testing to assess the targeted vasodilation provided by INOpulse in this patient population. We presented the results of this trial in September 2015 at the European Respiratory Society International Congress 2015 in Amsterdam. The data showed that INOpulse improved vasodilation in patients with PH-COPD. In July 2016, the results were published in the International Journal of COPD in an article entitled “Pulmonary vascular effects of pulsed inhaled nitric oxide in COPD patients with pulmonary hypertension.” During September 2017, we shared the results of our Phase 2a PH-COPD study designed to evaluate the acute effects of pulsed inhaled nitric oxide, or iNO, on vasodilation as well as the chronic effect on hemodynamics and exercise tolerance. The trial showed a statistically significant increase (average 4.2%) in blood vessel volume on iNO compared to baseline (p=0.03), and a statistically significant correlation in Ventilation-Vasodilation (p=0.01). The chronic results demonstrated a statistically significant and clinically meaningful increase in 6MWD of 50.7m (p=0.04) as well as a decrease of 19.9% in systolic pulmonary arterial pressure (p=0.02), as compared to baseline. The data suggested that the dose may have a favorable safety profile. In May 2018, we announced that the FDA concurred with the design of our planned Phase 2b study of INOpulse for treatment of PH-COPD. The study will assess the effect of INOpulse on various parameters including exercise capacity, right ventricular function and oxygen saturation, as well as other composite endpoints. We continue to evaluate alternatives for the funding and timing of this program.

On March 19, 2020, the FDA granted emergency expanded access (“EA”) to allow for our INOpulse system to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment was to mitigate the hospitalized patient’s disease progression and avoid the need to perform intubation. Under the emergency access program, 180 hospitalized patients with COVID-19 from 18 hospitals across the United States received treatment with INOpulse. In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients with COVID-19. The proposed randomized, placebo controlled study, called COViNOX, was designed to evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol aimed to enroll up to 500 patients with COVID-19 who were to be treated with either INOpulse or placebo. The primary endpoint of the study required an assessment of the proportion of subjects who experienced respiratory failure or mortality during the 28-day study period, which would allow the trial to serve as a registrational study for approval. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. The first 100 patients completed their 28-day assessment periods in October 2020. In November 2020, we announced that the independent Data Monitoring Committee (“DMC”) had completed its pre-specified interim analysis from the first 100 patients. Based on the finding of futility, we placed the COViNOX study on a clinical hold. Although new enrollment of subjects into the study was halted, the remaining 91 subjects already enrolled at the time the clinical hold was announced were allowed to complete the treatment course. Upon completion of the protocol defined monitoring period, the pre-specified efficacy and safety analysis of these 191 patients was reviewed by the DMC and the DMC concluded that there were no safety concerns that were attributed to

INOpluse for COVID-19. Based on the COVINOX results, we put the trial on a permanent clinical hold and we are not planning additional studies for INOpulse for the treatment of COVID-19.

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the Data Monitoring Committee, or DMC, in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC’s recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on less background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. During the trial, however, the data suggested that INOpulse may have a favorable safety profile.

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

Financial Operations Overview

Prior to February 2014, we were a wholly-owned subsidiary of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As part of an internal reorganization of Ikaria in October 2013, Ikaria transferred to us exclusive worldwide rights, with no royalty obligations, to develop and commercialize pulsed nitric oxide in PAH, PH-COPD and fIPF. Following the internal reorganization, in February 2014, Ikaria distributed all of our then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock, which we refer to as the Spin-Out, and as a result we became a stand-alone company. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (PH-PF), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

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

Research and development expenses primarily consist of:

●	employee-related expenses, including salary, benefits and stock-based compensation expense;
●	expenses incurred under agreements with contract research organizations, investigative sites that conduct our clinical trials and consultants that conduct a portion of our pre-clinical studies;
●	expenses relating to vendors in connection with research and development activities;
●	the cost of acquiring and manufacturing clinical trial materials;
●	facilities, depreciation and allocated expenses;
●	lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our pre-clinical and clinical activities;
●	device development and drug manufacturing engineering;
●	license fees related to in-licensed products and technology; and
●	costs associated with non-clinical activities and regulatory approvals.

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

INOpulse for fILD

We initiated our clinical program in fILD in 2016. During May 2017, we announced the completion of our Phase 2 study using INOpulse therapy to treat PH-IPF. After reaching an agreement with the FDA, we initiated and are currently conducting our Phase 2b trial in fILD. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study and in December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study.

INOpulse for COVID-19

In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients infected with COVID-19. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. The first 100 patients completed their 28 days assessment period in October 2020. In November 2020, we announced that the independent DMC had completed its pre-specified interim analysis from the first 100 patients. Based on the finding of futility, we placed the COViNOX study on a clinical hold. Although new enrollment of subjects into the study was halted, the remaining 91 subjects already enrolled at the time the clinical hold was announced were allowed to complete the treatment course. Upon completion of the protocol defined monitoring period, the pre-specified efficacy and safety analysis of these 191 patients was reviewed by the DMC and the DMC concluded that there were no safety concerns that were attributed to INOpulse for COVID-19. Based on the COVINOX results, we put the trial on a permanent clinical hold and we are not planning additional studies for INOpulse for the treatment of COVID-19.

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

INOpulse Engineering

We have invested a significant amount of funds in INOpulse, which is configured to be highly portable and compatible with available modes of long-term oxygen therapy, or LTOT, via nasal cannula delivery. Our Phase 2 clinical trials of INOpulse for PAH and INOpulse for PH-COPD utilized the first generation INOpulse DS/DS-C device. We believe that our second generation INOpulse device, as well as a custom triple-lumen cannula, have significantly improved several characteristics of our INOpulse delivery system. We have also invested in design and engineering technology, through Ikaria, for the manufacture of our drug cartridges. We manufacture and service the INOpulse devices that we are using in our ongoing clinical trials of INOpulse for fILD and PH-Sarc by third party turnkey manufacturers.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2020	2019	$Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$3,090	$3,502	$(412)	(12)%
COVID-19	5,300	—	5,300	—
Other clinical trials	107	54	53	98%
Drug and delivery system costs	2,636	1,382	1,254	91%
Clinical programs	11,133	4,938	6,195	125%
Research and development infrastructure	4,956	4,928	28	1%
INOpulse engineering	1,801	1,166	635	54%
Total research and development expenses	17,890	11,032	6,858	62%
General and administrative expenses	8,386	6,441	1,945	30%
Total operating expenses	26,276	17,473	8,803	50%
Loss from operations	(26,276)	(17,473)	(8,803)	50%
Change in fair value of common stock warrant liability	(327)	2,682	(3,009)	(112)%
Warrant amendment charge	—	(674)	674	—
Interest income and financing expenses, net	(250)	397	(647)	(163)%
Pre-tax loss	(26,853)	(15,068)	(11,785)	78%
Income tax benefit	2,125	1,801	324	18%
Net loss	$(24,728)	$(13,267)	$(11,461)	86%

Total Operating Expenses. Total operating expenses for the year ended December 31, 2020 were $26.3 million compared to $17.5 million for the year ended December 31, 2019, an increase of $8.8 million, or 50%. This increase was primarily due to an increase in clinical program expenditures attributable to the commencement of the COVID-19 trial in the current year as well as an increase in our general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the year ended December 31, 2020 were $17.9 million compared to $11.0 million for the year ended December 31, 2019, an increase of $6.9 million, or 62%. Total research and development expenses consisted primarily of the following:

●	fILD, PH-Sarc and PH-COPD research and development expenses for the year ended December 31, 2020 were $3.1 million compared to $3.5 million for the year ended December 31, 2019, a decrease of $0.4 million, or 12%. The decrease was primarily due to the timing of the Phase 2 fILD trial which was ongoing during the prior year and the Phase 3 trial, which was initiated this year.
●	COVID-19 expenses for the year ended December 31, 2020 were $5.3 million. COVID-19 expenses included costs related to our Phase 3 clinical trial during the current year as well as the EA program.
●	Drug and delivery system costs for the year ended December 31, 2020 were $2.6 million compared to $1.4 million for the year ended December 31, 2019, an increase of $1.2 million, or 91%. Drug and delivery system costs are recorded at the time of purchase from our suppliers. The increase in the drug and delivery system costs is attributable to the requirements to support the COVID-19 trial and Phase 3 trial activities of fILD.
●	INOpulse engineering expenses for the year ended December 31, 2020 were $1.8 million compared to $1.2 million for the year ended December 31, 2019, an increase of $0.6 million, or 54%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2020 were $8.4 million compared to $6.4 million for the year ended December 31, 2019, an increase of $2.0 million, or 30%. The increase was primarily due to legal, consulting, and labor costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the year ended December 31, 2020 was an expense of $0.3 million compared to an income of $2.7 million for the year ended December 31, 2019. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, shorter remaining term and a reduced number of liability-classified warrants following the warrant amendment as described below.

Warrant Amendment Charge. On June 28, 2019, we entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of the November 2016 warrants to purchase 839,899 shares of common stock. Pursuant to the Warrant Amendment, we and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on our balance sheets. In consideration of such amendment, the November 2016 warrants were extended by two (2) additional years (or until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in our statement of operations as a warrant amendment charge.

Income Tax Benefit. Income tax benefit was $2.1 million for the year ended December 31, 2020, compared to $1.8 million for the year ended December 31, 2019, an increase of $0.3 million, or 18%. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. In March 2019, we sold $20.0 million of state NOLs under the same program for net proceeds of $1.7 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

We had cash and cash equivalents of $47.6 million as of December 31, 2020. Our existing cash and cash equivalents as of December 31, 2020 will be used primarily to fund the Phase 3 trial of INOpulse for fILD, to complete the dose escalation study for PH-Sarc and to fund the closeout activities of the Phase 3 trial of INOpulse for the treatment of patients infected with COVID-19.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

We may continue to pursue potential sources of funding, including equity financing and previously were able to obtain funding from equity offerings and sale of tax attributes, including:

●	On June 25, 2018, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 6, 2018. The shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.
●	On January 25, 2019, we completed the sale of 666,666 shares of our common stock at a public offering price of $10.50 per share, resulting in net proceeds of approximately $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.
●	On December 16, 2019, we entered into a Binding Term Sheet and Agreement for a Line of Credit Facility (the “Term Sheet”) with New Mountain Partners II AIV-A LP, New Mountain Partners II AIV-B LP, Allegheny New Mountain Partners LP, New Mountain Affiliated Investors II LP, Puissance Capital Management LP, Jonathan M. Peacock, Naseem Amin and Ted Wang (each a Lender and collectively, the “Lenders”). Pursuant to the Term Sheet, the Lenders made available to us, on a pro rata basis, a $10,000,000 line of credit facility pursuant to which we had the right to draw down $5,000,000 after March 31, 2020, provided that we had randomized the first patient in its iNO-PF Phase 3 clinical trial by such date, and another $5,000,000 after June 30, 2020, provided that no drawdowns shall be made later than December 31, 2020. We agreed to pay the Lenders a fee in cash equal to $300,000 upon the occurrence of certain events, and this fee became payable as a result of the April 1, 2020 registered direct offering.
●	On April 1, 2020, we completed the sale of 1,275,000 shares of our common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.
●	On May 22, 2020, we completed the sale of 3,365,384 shares of our common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million and offering costs of $0.3 million. The agent fees included a financial advisory fee of $0.9 million to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of our board of directors. Such shares were sold pursuant to our prior shelf registration statement on Form S-3.
●	In July 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, we have not sold any shares under this agreement.
●	The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our financial needs. We have sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and have sold $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. Subject to state approval and program availability, we plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

We have based our estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we expect. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts that will be necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

●	progress and cost of our clinical trials and other research and development activities;
●	our ability to manufacture sufficient supply of our product candidates and the costs thereof;
●	the cost and timing of seeking regulatory approvals;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;
●	the number and development requirements of any other product candidates we pursue;
●	our ability to enter into collaborative agreements and achieve milestones under those agreements;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of filing, prosecuting, defending and enforcing patent applications, claims, patents and other intellectual property rights; and
●	the extent to which we acquire or in-license other products and technologies.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020, and 2019:

	Year Ended December 31,
(Dollar amounts in thousands)	2020	2019
Operating activities	$(19,884)	$(12,936)
Financing activities	57,567	6,167
Net change in cash, cash equivalents and restricted cash	$37,683	$(6,769)

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $19.9 million, as compared to $12.9 million for the year ended December 31, 2019. The change in cash used in operating activities was primarily due to an increase in our operating expenses related to our research and development expenses that was partially offset by the change in operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $57.6 million, which included the proceeds from the direct and public offerings in the second quarter of 2020 as well as warrant exercises in the first quarter of 2020. Cash provided by financing activities for the year ended December 31, 2019 was $6.2 million, which included the proceeds from the January 2019 public offering.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1 to 3 years	3 to 5 years
Operating Lease Obligations(1)	$1,758	$770	$988	$—
Total	$1,758	$770	$988	$—
(1)	Operating lease obligations include a lease agreement we entered into on August 6, 2015 for office space and a lease agreement we entered into on September 3, 2019 for laboratory space, both in Warren, New Jersey.

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

As part of the process of preparing our financial statements, we are required to estimate a portion of our prepaid and accrued research expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel and third party service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make such estimates of our incurred research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include:

●	fees paid to contract research organizations in connection with clinical trials;
●	fees paid to investigative sites in connection with clinical trials; and
●	fees paid to contract manufacturers in connection with the production of clinical trial materials.

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in Accounting Standards Codification, or ASC Topic 480, Distinguishing Liabilities From Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify warrant liability on the consolidated balance sheet as noncurrent liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. Refer to Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrants.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees in the form of stock options, restricted stock awards, or RSAs, and may issue restricted stock units, or RSUs.

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

Recently Issued Accounting Standards

Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which along with subsequent ASUs, was codified as Accounting Standards Codification 842 (ASC 842) and provides accounting guidance for both lessee and lessor accounting models. The new standard became effective for the Company on January 1, 2019. We adopted the standard using the effective date method at the beginning of the year in which the new lease standard was adopted, rather than to the earliest comparative period presented in their financial statements. The recognition of lease liabilities and corresponding ROU assets had a material impact on our consolidated balance sheet. Upon adoption, as of January 1, 2019, we recognized a $2.6 million operating lease liability and a $2.3 million ROU asset. The adoption of this standard did not have a material impact on our consolidated statements of operations, stockholders’ equity or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2018-13 during the year ended December 31, 2020 by including disclosure on the range of inputs used to calculate the Company's Level 3 fair value measurements.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $47.6 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Short Hills, New Jersey

March 11, 2021

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$47,557	$9,874
Restricted cash	103	103
Prepaid expenses and other current assets	420	405
Total current assets	48,080	10,382
Restricted cash, non-current	300	300
Right of use assets, net	1,504	2,110
Property and equipment, net	169	316
Other non-current assets	186	—
Total assets	$50,239	$13,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,725	$3,106
Accrued research and development	3,699	2,117
Accrued expenses	2,305	1,703
Current portion of operating lease liabilities	704	658
Total current liabilities	10,433	7,584
Long term operating lease liabilities	956	1,659
Common stock warrant liability	601	274
Total liabilities	11,990	9,517

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,491,111 and 4,580,127 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	95	46
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	252,645	193,308
Accumulated deficit	(214,491)	(189,763)
Total stockholders' equity	38,249	3,591
Total liabilities and stockholders' equity	$50,239	$13,108

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2020	2019	2018
Operating expenses:
Research and development	$17,890	$11,032	$20,259
General and administrative	8,386	6,441	7,621
Total operating expenses	26,276	17,473	27,880
Loss from operations	(26,276)	(17,473)	(27,880)
Change in fair value of common stock warrant liability	(327)	2,682	24,877
Warrant amendment charge	—	(674)	—
Interest income and financing expenses, net	(250)	397	378
Pre-tax loss	(26,853)	(15,068)	(2,625)
Income tax benefit	2,125	1,801	5,439
Net (loss) income	$(24,728)	$(13,267)	$2,814
Weighted average shares outstanding:
Basic	7,797,130	4,503,375	3,829,769
Diluted	7,797,130	4,503,375	4,336,593
Net (loss) income per share:
Basic	$(3.17)	$(2.95)	$0.73
Diluted	$(3.17)	$(2.95)	$(5.07)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net (loss) income	$(24,728)	$(13,267)	$2,814
Other comprehensive income
Unrealized gains on available-for-sale marketable securities	$—	$—	$4
Total other comprehensive income	$—	$—	$4
Comprehensive (loss) income	$(24,728)	$(13,267)	$2,818

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(Amounts in thousands except share and per share data)

				Accumulated		Total
				Other		Stockholders'
	Common Stock		Additional Paid in	Comprehensive	Accumulated	Equity (Deficiency
	Shares	Amount	Capital	Loss	Deficit	in Assets)
Balance at December 31, 2017	3,793,195	$38	$176,682	$(4)	$(179,310)	$(2,594)
Net income	—	—	—		2,814	2,814
Other comprehensive income	—	—	—	4	—	4
Warrant exercises - shares include 19,284 shares paid for in 2017 and issued in 2018	35,272	—	673	—	—	673
Exercise of stock options	391	—	4	—	—	4
Stock-based compensation	82,999	1	2,954	—	—	2,955
Balance at December 31, 2018	3,911,857	$39	$180,313	$—	$(176,496)	$3,856
Net loss	—	—	—	—	(13,267)	(13,267)
Warrant amendment	—	—	4,683	—	—	4,683
Public offering	666,666	7	6,229	—	—	6,236
Surrender of shares to the Company for the payment of tax withholding obligations	(13,547)	—	(69)	—	—	(69)
Stock-based compensation	15,151	—	2,152	—	—	2,152
Balance at December 31, 2019	4,580,127	$46	$193,308	$—	$(189,763)	3,591
Net loss	—	—	—	—	(24,728)	(24,728)
Reverse stock split adjustment	(826)	—	—	—	—	—
Warrant exercises	254,760	3	3,054	—	—	3,057
Direct offerings	2,428,846	24	28,178	—	—	28,202
Public offering	2,211,538	22	26,472	—	—	26,494
Stock-based compensation	16,666	—	1,633	—	—	1,633
Balance at December 31, 2020	9,491,111	$95	$252,645	$—	$(214,491)	$38,249

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(24,728)	$(13,267)	$2,814
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	147	348	362
Stock-based compensation	1,633	2,152	2,955
Change in fair value of common stock warrant liability	327	(2,682)	(24,877)
Warrant amendment charge	—	674	—
Financing expense	300	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	245	2,709
Other non-current assets	—	—	54
Accounts payable, accrued research and development, accrued expenses and other liabilities	2,452	(406)	488
Net cash used in operating activities	(19,884)	(12,936)	(15,495)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	—	3,000
Net cash provided by investing activities	—	—	3,000
Cash flows from financing activities:
Proceeds received from exercise of warrants	3,057	—	190
Proceeds received from exercise of options	—	—	4
Proceeds from issuance of common stock in Public Offering, net of offering expenses	26,494	6,236	—
Payment of expenses related to the ATM sale agreement	(186)	—	—
Proceeds from sale of common stock in PIPE Offering, net of offering expenses	—	—	(28)
Proceeds from sale of common stock in Direct Offerings, net of offering expenses	28,202	—	—
Tax withholding payments for stock compensation	—	(69)	—
Net cash provided by financing activities	57,567	6,167	166

Net change in cash, cash equivalents and restricted cash	37,683	(6,769)	(12,329)
Cash, cash equivalents and restricted cash at beginning of period	10,277	17,046	29,375
Cash, cash equivalents and restricted cash at end of period	$47,960	$10,277	$17,046
Non-cash investing activities:
Change in unrealized holding gains on marketable securities, net	$—	$—	$4
Non-cash financing activities:
Conversion of warrant liability to common stock upon exercise of warrants	$—	$—	$483
Reclassification of warrant liability to equity on amendment of warrant agreements	$—	$4,009	$—
New right of use asset and operating lease	$—	$322	$—

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(1)	Organization and Nature of the Business

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company's financial results and business operations in the Company's year ended December 31, 2020, the extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's clinical trials may suffer from lower than anticipated patient recruitment or enrollment and the Company may be forced to temporarily delay ongoing trials.
(2)	Summary of Significant Accounting Policies
(a)	Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. Intercompany balances and transactions have been eliminated. The Company operates in one reportable segment and solely within the United States. Accordingly, no segment or geographic information has been presented.

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

On February 5, 2020, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1 - for - 15 reverse stock split of the Company’s outstanding shares of common stock which became effective on February 7, 2020. The shares of common stock underlying the Company’s outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans and warrants were proportionately adjusted for the reverse stock split. There was no change to our authorized number of shares or to our par value per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at February 10, 2020 from 69,053,548 to 4,603,460, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a de minimis cash payment in lieu of such fractional shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company classifies warrant liability on the consolidated balance sheet based on the warrants’ terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. See Note 7 - Fair Value Measurements for a description of these assumptions.

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

In accordance with Topic 842, leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee’s implicit borrowing rate. As the implicit rate is not typically available, the Company uses its implicit borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2020 were de minimis.

Financial information presented prior to January 1, 2019 has not been adjusted and is presented in accordance with ASC 840.

(h)	New Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02) which along with subsequent ASUs, was codified as Accounting Standards Codification 842 (ASC 842) and provides accounting guidance for both lessee and lessor accounting models. The new standard became effective for the Company on January 1, 2019. The Company adopted the standard using the effective date method at the beginning of the year in which the new lease standard was adopted, rather than to the earliest comparative period presented in their financial statements. The recognition of lease liabilities and corresponding ROU assets had a material impact on our consolidated balance sheet.

Upon adoption, as of January 1, 2019, we recognized a $2.6 million operating lease liability and a $2.3 million ROU asset. The adoption of this standard did not have a material impact on the Company's consolidated statements of operations, stockholders’ equity or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2018-13 as of January 1, 2020 by including disclosure on the range of inputs used to calculate the Company's Level 3 fair value measurements.

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

The Company had cash and cash equivalents of $47.6 million as of December 31, 2020. The Company’s existing cash and cash equivalents as of December 31, 2020, will be used primarily to fund the Phase 3 trial of INOpulse for fILD, to complete the dose escalation study for PH-Sarc and to fund the closeout activities of the Phase 3 trial of INOpulse for the treatment of patients infected with COVID-19.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents will be sufficient to satisfy the Company’s operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Company may continue to pursue potential sources of funding, including equity financing and previously was able to obtain funding from equity offerings and sale of tax attributes, including the below as well as other offerings prior to 2018:

●	On June 25, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 6, 2018. The shelf registration allows the Company to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $100 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.
●	On January 25, 2019, the Company completed the sale of 666,666 shares of its common stock at a public offering price of $10.50 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and offering costs of $0.3 million. Such shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3.
●	On December 16, 2019, the Company entered into a Binding Term Sheet and Agreement for a Line of Credit Facility (the “Term Sheet”) with New Mountain Partners II AIV-A LP, New Mountain Partners II AIV-B LP, Allegheny New Mountain Partners LP, New Mountain Affiliated Investors II LP, Puissance Capital Management LP, Jonathan M. Peacock, Naseem Amin and Ted Wang (each a Lender and collectively, the “Lenders”). Pursuant to the Term Sheet, the Lenders made available to the Company, on a pro rata basis, a $10,000,000 line of credit facility pursuant to which the Company had the right to draw down $5,000,000 after March 31, 2020, provided that the Company had randomized the first patient in its iNO-PF Phase 3 clinical trial by such date, and another $5,000,000 after June 30, 2020, provided that no drawdowns shall be made later than December 31, 2020. The Company agreed to pay the Lenders a fee in cash equal to $300,000 upon the occurrence of certain events, and this fee became payable as a result of the April 1, 2020 registered direct offering.
●	On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3.
●	On May 22, 2020, the Company completed the sale of 3,365,384 shares of its common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million and offering costs of $0.3 million. The agent fees included a financial advisory fee of $0.9 million to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of the Company’s board of directors. Such shares were sold pursuant to our prior shelf registration statement on Form S-3.
●	In July 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which it may offer and sell shares of its common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, the Company has not sold any shares under this agreement.
●	The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

Until such time, if ever, as the Company can generate substantial product revenues, its expects to finance its cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or convertible debt, the ownership interest of its existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

(4)	Right of Use Assets and Leases

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years with a term date of March 31, 2023, with the Company’s right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months with a term date of April 30, 2023, with the Company’s right to extend the original term for one period of 90 days. The office and research facility as well as the laboratory operating leases are included in “Right of use assets, net” on the Company’s December 31, 2020 consolidated balance sheet and represents the Company’s right to use the underlying assets for the respective lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liabilities” and “Long term operating lease liabilities” on the Company’s December 31, 2020 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2020 were de minimis.

Information related to the Company’s right of use assets and related lease liabilities is as follows ($ amounts in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
Cash paid for operating lease liability	$757		$683
Operating lease expenses	$705		$642
Weighted average remaining lease term	2.26	years	3.26	years
Weighted average discount rate	4.93%		4.94%

Maturities of lease liabilities as of December 31, 2020 were as follows:

2021	$770
2022	783
2023	205
1,758
Less imputed interest	(98)
Total operating lease liability	$1,660

Rent expenses for the year ended December 31, 2019 were $0.6 million.

(5)	Property and Equipment

Property and equipment as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Machinery and equipment	$2,048	$2,048
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	2,528
Less accumulated depreciation	(2,359)	(2,212)
	$169	$316

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.3 million, and $0.4 million, respectively.

(3)

(6)	Common Stock Warrants

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share. On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge during the year ended December 31, 2019. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2020, there were 661,310 of the 2016 Warrants outstanding, of which 585,139 were equity classified and 76,171 were liability classified. The outstanding liability classified warrants, which were not subject to the Warrant Amendment previously described, remain subject to the original expiration date in November 2021. During the year ended December 31, 2020, there were 254,760 of the November 2016 warrants exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2020, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2020, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	327
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601

The following table summarizes warrant activity for the year ended December 31, 2019 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2018	1,296,650	986,736	$6,965
Reclassification of warrants to equity on amendment of warrant agreements	839,899	(839,899)	(4,009)
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(2,682)
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274

See Note 7 for determination of fair value of common stock warrant liability.

(7)	Fair Value Measurements

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs are as follows:

●	Level 1 - Values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date.
●	Level 2 - Values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
●	Level 3 - Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table summarizes fair value measurements by level at December 31, 2020 for financial instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$601	$601

The following table summarizes fair value measurements by level at December 31, 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liabilities	$—	$—	$274	$274

The Company uses a Black-Scholes-Merton option pricing model to value its common stock warrants. The significant unobservable inputs used in calculating the fair value of common stock warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For volatility, the Company uses its own historical volatility as a basis for its expected volatility to calculate the fair value of common stock warrants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. Any significant increases or decreases in the observable and unobservable inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.10%	-	0.13%	0.11%	1.57%	-	1.61%	1.59%
Expected volatility	169.63%	-	231.10%	202.21%	104.74%	-	109.05%	107.00%
Expected term (in years)	0.9	-	1.9	1.4	1.9	-	2.9	2.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%
(6)

(8)	Stock-Based Compensation

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, the expected term of the option and expected volatility. The Company uses the Black-Scholes-Merton option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The expected term of stock options is estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For volatility, the Company historically used comparable public companies as a basis for its expected volatility to calculate the fair value of option grants due to its limited history as a public company; however, during the year ended December 31, 2020, the Company had sufficient history of a public company and ceased using the comparable public company peer group as the basis for its expected volatility. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. For restricted stock, the fair value is the closing market price per share on the grant date. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or revised estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.

Incentive Plans

During 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which provided for the grant of options. Following the effectiveness of the Company’s registration statement filed in connection with its IPO, no options may be granted under the 2014 plan. The awards granted under the 2014 Plan generally have a vesting period of between one to four years.

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 plan from 333,333 to 833,333. As of December 31, 2020, the Company had 392,778 shares available for grant.

As of December 31, 2020, there was approximately $2.3 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.0 years.

No tax benefit was recognized during the years ended December 31, 2020, 2019 and 2018 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

The weighted average grant-date fair value of options issued during the years ended December 31, 2020, 2019 and 2018 was $9.28, $5.68 and $15.27, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2020, 2019 and 2018.

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Valuation assumptions:
Risk-free rate	0.33%	1.67%	2.74%
Expected volatility	144.33%	86.02%	84.55%
Expected term (years)	5.7	6.0	6.0
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Exercise			Average	Contractual
	Options	Price			Price	Life (in years)
Options outstanding as of December 31, 2017	217,972	$7.35	-	199.20	$45.61	8.4
Granted	245,527	13.65	-	43.80	20.91
Exercised	(391)	7.35	-	29.10	7.80
Expired	(532)	199.20			199.20
Forfeited	(11,330)	7.35	-	180.00	29.82
Options outstanding as of December 31, 2018	451,246	$7.35	-	199.20	$32.41	8.6
Granted	221,562	7.50	-	13.20	7.87
Expired	(133)	180.00			180.00
Forfeited	(9,174)	7.35	-	180.00	35.03
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Granted	77,263	10.12	-	12.58	10.12
Forfeited	(507)	7.35	-	199.20	23.47
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Options vested and exercisable as of December 31, 2020	433,996	$7.35	-	199.20	$30.62	6.8

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2020 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the year ended December 31, 2020 were in relation to director compensation and vested in full by December 31, 2020, except for the restricted stock that expired due to certain terms and conditions.

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2020, 2019 and 2018 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2017	21,897	$21.25	$0.5	0.2
Granted	82,999	21.16	1.8
Vested	(40,531)	(25.45)	(1)
Restricted stock outstanding as of December 31, 2018	64,365	$18.49	$1.2	0.3
Granted	15,151	13.21	0.2
Vested	(79,516)	(17.48)	(1.4)
Restricted stock outstanding as of December 31, 2019	—	$—	$—	—
Granted	23,332	6.00	0.1
Vested	(16,666)	(6.00)	(0.1)
Expired	(6,666)	(6.00)	—
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to
	February 12, 2014
						Weighted
						Average
					Weighted	Remaining
		Range of			Average	Contractual
	Shares	Exercise Price			Exercise Price	Life (in years)
Options outstanding, vested and exercisable as of December 31, 2017	4,764	$116.55	-	268.80	$138.17	4.0
Forfeited	(170)	174.75			174.75
Options outstanding, vested and exercisable as of December 31, 2018	4,594	$116.55	-	268.80	$136.81	3.2
Forfeited	(759)	116.55	-	223.65	129.65
Expired	(372)	268.80			268.80
Options outstanding, vested and exercisable as of December 31, 2019	3,463	$116.55	-	223.65	$124.21	2.3
Forfeited	(892)	116.55	-	124.05	119.17
Expired	(63)	208.65			119.17
Options outstanding, vested and exercisable as of December 31, 2020	2,508	$116.55	-	223.65	$123.87	1.5

There were no options exercised during the years ended December 31, 2020, 2019 and 2018. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2020 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Research and development	$376	$691	$721
General and administrative	1,257	1,461	2,234
Total expense	$1,633	$2,152	$2,955
(8)

(9)	Income Taxes

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

The Company’s tax rate for 2020 and 2019 are (7.9%) and (13.6%), respectively, due to the fact that it sold its New Jersey state Net Operating Losses and Credits and recognized the sale as a benefit . The Company expects to generate additional losses and currently has a full valuation allowance.

The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
U.S. federal statutory rate	21%	21%	21%
State and local taxes, net of federal tax effect	(0.9)%	0.4%	105.9%
Research tax credits	4.5%	5.5%	(53.3)%
Valuation allowance	(22.8)%	(34.4)%	104%
Prior year adjustments	0.5%	5.0%	5.4%
Sale of NOLs and R&D tax credits	(7.9)%	(13.6)%	(193.3)%
Expenses associated with common stock warrant liability (a)	(0.3)%	3.2%	(185.6)%
Incentive stock options, non-deductible and permanent items	(2.0)%	(0.7)%	2.7%
	(7.9)%	(13.6)%	(193.2)%
(a)	Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2020 and 2019 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2020 are as follows (in thousands):

	December 31, 2020
	Assets	(Liabilities)
Net operating loss carryforwards	$31,732	$—
Research tax credit carryforwards	25,976	—
Property and equipment	—	(1)
Stock based compensation	1,909	—
Intangible assets	5,363	—
Lease liability	44
Accrued expenses	432	—
Subtotal	65,456	(1)
Valuation allowance	(65,455)	—
Total deferred tax assets (liabilities)	$1	$(1)
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2019 are as follows (in thousands):

	December 31, 2019
	Assets	(Liabilities)
Net operating loss carryforwards	$25,651	$—
Research tax credit carryforwards	25,228	—
Property and equipment	—	(16)
Stock based compensation	1,594	—
Intangible assets	6,027	—
Lease liability	58
Accrued expenses	1,006	—
Subtotal	59,564	(16)
Valuation allowance	(59,548)	—
Total deferred tax assets (liabilities)	$16	$(16)
Net deferred tax assets	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2020, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $133.6 million and for state income tax reporting purposes of approximately $51.8 million, which expire at various dates between fiscal 2037 and 2040 for NOLs incurred for federal income tax prior to January 1, 2018. Losses incurred after this date have an indefinite life. The Company has sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. As of December 31, 2020 and 2019, the Company had no material uncertain tax positions.

(10)	Net (Loss) Income Per Share

	Twelve months ended December 31,
	2020	2019	2018
Net (loss) income	$(24,728)	$(13,267)	$2,814
Weighted-average shares:
Basic	7,797,130	4,503,375	3,829,769
Effect of dilutive securities:
Warrants	—	—	506,824
Diluted	7,797,130	4,503,375	4,336,593
Net (loss) income per share:
Basic	$(3.17)	$(2.95)	$0.73
Diluted	$(3.17)	$(2.95)	$(5.07)

For the year ended December 31, 2020, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.7 million, which included 0.7 million options to purchase shares and 2.0 million warrants to purchase shares.

For the year ended December 31, 2019, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 3.0 million, which included 0.7 million options to purchase shares and 2.3 million warrants to purchase shares.

For the year ended December 31, 2018, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion what have been anti-dilutive was 2.4 million, which included 0.5 million options to purchase shares, 0.1 million restricted shares and 1.8 million warrants to purchase shares.

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

Contractual Obligations

The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2020 (in thousands):

Operating Lease (1)
2021	$770
2022	783
2023	205
Thereafter	—
Total	$1,758
(1)	Operating lease obligations include a lease agreement the Company entered into on August 6, 2015 for office space and a lease agreement the Company entered into on September 3, 2019 for laboratory space both in Warren, New Jersey.

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

(12)	Quarterly Financial Data (unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		September 30,		June 30,		March 31,
(in thousands, except share/ and per share data)	2020	2019	2020	2019	2020	2019	2020	2019

Operating expenses:
Research and development	$6,136	$2,839	$6,065	$3,259	$3,451	$2,629	$2,238	$2,305
General and administrative	2,010	1,476	2,196	1,332	2,308	1,596	1,872	2,037
Total operating expenses	8,146	4,315	8,261	4,591	5,759	4,225	4,110	4,342
Loss from operations	(8,146)	(4,315)	(8,261)	(4,591)	(5,759)	(4,225)	(4,110)	(4,342)
Change in fair value of common stock warrant liability	441	178	319	215	(193)	673	(894)	1,616
Warrant amendment charge	—	—	—	—	—	(674)	—	—
Interest income and financing expenses, net	(300)	57	9	89	7	121	34	130
Pre-tax loss	(8,005)	(4,080)	(7,933)	(4,287)	(5,945)	(4,105)	(4,970)	(2,596)
Income tax benefit	—	—	—	—	2,125	—	—	1,801
Net loss	$(8,005)	$(4,080)	$(7,933)	$(4,287)	$(3,820)	$(4,105)	$(4,970)	$(795)
Weighted average shares outstanding:
Basic	9,491,111	4,566,886	9,491,111	4,553,535	7,554,023	4,543,993	4,615,046	4,346,109
Diluted	9,491,111	4,566,886	9,491,111	4,553,535	7,554,023	4,543,993	4,615,046	4,346,109
Net loss per share:
Basic	$(0.84)	$(0.89)	$(0.84)	$(0.94)	$(0.51)	$(0.90)	$(1.08)	$(0.18)
Diluted	$(0.84)	$(0.89)	$(0.84)	$(0.94)	$(0.51)	$(0.90)	$(1.08)	$(0.18)

o11

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our company does not meet the accelerated or large accelerated filer definitions as of December 31, 2020. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

On March 9, 2021, Andre Moura and Matthew Bennett, who were designees of New Mountain Capital, one of the Company’s original funders, notified the Company that they will resign from the Board of Directors of the Company and all committees thereof effective immediately. Messrs. Moura’s and Bennett’s decision was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Moura served as a director of the Company since February 2014 and Mr. Bennett served as a director of the Company since March 2018.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 8, 2021.

Name	Age	Position
Fabian Tenenbaum	47	Chief Executive Officer
Peter Fernandes	66	Chief Regulatory and Safety Officer
Assaf Korner	43	Chief Financial Officer and Secretary
Martin Dekker	48	Vice President of Engineering and Manufacturing
Amy Edmonds	49	Vice President of Clinical Operations and Administration
Parag Shah	44	Vice President of Business Operations

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

Delinquent Section 16(a) Reports

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Delinquent Section 16(a) Reports” section of our 2021 Proxy Statement.

Item 11.          Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2021 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2021 Proxy Statement.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2021 Proxy Statement.

Item 14.          Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

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

Item 16.          Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
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

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.6	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
4.7	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
10.1+	Assumed 2007 Ikaria Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)
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
10.34+

Form of Retention Agreement by and between the Registrant and each of all Company’s employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on August 13, 2018)

10.35

Binding Term Sheet and Agreement for Line of Credit Facility dated December 16, 2019 between the Company and the signatories identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 17, 2019)

10.36

Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among Bellerophon Therapeutics, Inc. and the Investors. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on March 30, 2020)

10.37

Advisory Agreement, by and between Bellerophon Therapeutics, Inc. and Angel Pond Capital LLC, dated May 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on May 20, 2020)

10.38

Subscription Agreement by and between Bellerophon Therapeutics, Inc. and Puissance Life Science Opportunities Fund VI, dated May 18, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8 K (File No. 001 36845) filed with the SEC on May 20, 2020)

10.39

Open Market Sale Agreement, dated July 17, 2020, by and between Bellerophon Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on July 17, 2020)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)
23.1	Consent of KPMG LLP independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 11, 2021

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabian Tenenbaum	Chief Executive Officer and Director	March 11, 2021
Fabian Tenenbaum	(Principal Executive Officer)

/s/ Assaf Korner	Chief Financial Officer and Secretary	March 11, 2021
Assaf Korner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan M. Peacock	Chairman	March 11, 2021
Jonathan M. Peacock

/s/ Naseem Amin	Director	March 11, 2021
Naseem Amin

/s/ Scott P. Bruder	Director	March 11, 2021
Scott P. Bruder

/s/ Mary Ann Cloyd	Director	March 11, 2021
Mary Ann Cloyd

/s/ Crispin Teufel	Director	March 11, 2021
Crispin Teufel

/s/ Ted Wang	Director	March 11, 2021
Ted Wang