Form 10-Q
period 2021-03-31
Bellerophon Therapeutics, Inc.
filed 2021-05-11
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2021:  9,506,419

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing of the ongoing and expected clinical trials of our product candidates, including statements regarding the timing of completion of the trials and the respective periods during which the results of the trials will become available;
●	our ability to obtain adequate financing to meet our future operational and capital needs;
●	the timing of and our ability to obtain marketing approval of our product candidates, and the ability of our product candidates to meet existing or future regulatory standards;
●	our ability to comply with government laws and regulations;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our estimates regarding the potential market opportunity for our product candidates;
●	the timing of or our ability to enter into partnerships to market and commercialize our product candidates;
●	the rate and degree of market acceptance of any product candidate for which we receive marketing approval;
●	our intellectual property position;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
●	the success of competing treatments; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,671	$47,557
Restricted cash	103	103
Prepaid expenses and other current assets	446	420
Total current assets	40,220	48,080
Restricted cash, non-current	300	300
Right of use assets, net	1,347	1,504
Property and equipment, net	140	169
Other non-current assets	186	186
Total assets	$42,193	$50,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,808	$3,725
Accrued research and development	1,818	3,699
Accrued expenses	1,745	2,305
Current portion of operating lease liabilities	716	704
Total current liabilities	8,087	10,433
Long term operating lease liabilities	773	956
Common stock warrant liability	204	601
Total liabilities	9,064	11,990

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,506,419 and 9,491,111 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	252,986	252,645
Accumulated deficit	(219,952)	(214,491)
Total stockholders' equity	33,129	38,249
Total liabilities and stockholders' equity	$42,193	$50,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$3,584	$2,238
General and administrative	2,275	1,872
Total operating expenses	5,859	4,110
Loss from operations	(5,859)	(4,110)
Change in fair value of common stock warrant liability	397	(894)
Interest and other income, net	1	34
Pre-tax loss	(5,461)	(4,970)
Net loss	$(5,461)	$(4,970)
Weighted average shares outstanding:
Basic	9,491,281	4,615,046
Diluted	9,491,281	4,615,046
Net loss per share:
Basic	$(0.58)	$(1.08)
Diluted	$(0.58)	$(1.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three months ended March 31, 2021:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(5,461)	(5,461)
Stock-based compensation	15,308	—	341	—	341
Balance at March 31, 2021	9,506,419	$95	$252,986	$(219,952)	$33,129

For the three months ended March 31, 2020:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(4,970)	(4,970)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Stock-based compensation	23,332	—	468	—	468
Balance at March 31, 2020	4,857,393	$49	$196,830	$(194,733)	$2,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,461)	$(4,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	46
Stock-based compensation	341	468
Change in fair value of common stock warrant liability	(397)	894
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	56
Accounts payable, accrued research and development, accrued expenses and other liabilities	(2,372)	(830)
Net cash used in operating activities	(7,886)	(4,336)
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	3,057
Net cash provided by financing activities	—	3,057

Net change in cash, cash equivalents and restricted cash	(7,886)	(1,279)
Cash, cash equivalents and restricted cash at beginning of period	47,960	10,277
Cash, cash equivalents and restricted cash at end of period	$40,074	$8,998

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three months ended March 31, 2021, site activation and patient enrollment in the Company’s clinical trials have been affected by COVID-19. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted. For instance, the Company may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 for the Company are not necessarily indicative of the results expected for the full year.

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

On February 5, 2020, the Company filed a certificate of amendment to its amended and restated Certificate of Incorporation to effect a 1-for-15 reverse stock split of the Company’s outstanding shares of common stock which became effective on February 7, 2020. The shares of common stock underlying the Company’s outstanding options and warrants were also proportionately adjusted for the reverse stock split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan were proportionately adjusted for the reverse stock split. Further, the per share exercise prices for options granted under such plans and warrants were proportionately adjusted for the reverse stock split. There was no change to the Company’s authorized number of shares or to its par value per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at February 10, 2020 from 69,053,548 to 4,603,460, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a de minimis cash payment in lieu of such fractional shares. These condensed consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

(d) Common Stock Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company classifies warrant liabilities on the consolidated balance sheet based on the warrants’ terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. See Note 6 - Fair Value Measurements for a description of these assumptions.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2021 and 2020 were de minimis.

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

The Company had unrestricted cash and cash equivalents of $39.7 million as of March 31, 2021. The Company’s existing cash and cash equivalents as of March 31, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

On January 25, 2019, the Company completed the sale of 666,666 shares of its common stock at a public offering price of $10.50 per share, resulting in net proceeds of $6.2 million, after deducting placement fees of $0.5 million and other offering costs of $0.3 million.

On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to the Company’s prior shelf registration statement on Form S-3.

On May 22, 2020, the Company completed the sale of 3,365,384 shares of its common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million, and offering costs of $0.3 million. The agent fees included a financial advisory fee of $900,000 to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of the Company’s board of directors. Such shares were sold pursuant to the Company’s prior shelf registration statement on Form S-3.

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

The Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of March 31, 2021 will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or convertible debt, the ownership interest of its existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, there are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s business operations, site activation and patient enrollment in its clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2021 and 2020 were de minimis.

Information related to the Company’s right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended March 31,
	2021		2020
Cash paid for operating lease liability	$190		$187
Operating lease expenses	$177		$177
Weighted average remaining lease term	2.0	years	3.0	years
Weighted average discount rate	4.93%		4.94%

Maturities of the lease liability as of March 31, 2021 were as follows:

2021	$579
2022	783
2023	205
1,567
Less imputed interest	(78)
Total operating lease liability	$1,489

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2021, there were 661,310 of the 2016 Warrants outstanding, of which 585,139 were equity classified and 76,171 were liability classified. No warrants were exercised during the three months ended March 31, 2021. During the three months ended March 31, 2020, there were 254,760 of the 2016 Warrants exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2021, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2021, all of these warrants were outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(397)
Warrants outstanding as of March 31, 2021	1,881,789	146,837	$204

The following table summarizes warrant activity for the three months ended March 31, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	894
Warrants outstanding as of March 31, 2020	1,881,789	146,837	$1,168

See Note 6 for determination of the fair value of the common stock warrant liability.

(6) Fair Value Measurements

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs are as follows:

●	Level 1 — Values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date.
●	Level 2 — Values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
●	Level 3 — Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table summarizes fair value measurements by level at March 31, 2021 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$204	$204

The following table summarizes fair value measurements by level at December 31, 2020 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liabilities	$—	$—	$601	$601

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.07%	-	0.13%	0.10%	0.10%	-	0.13%	0.11%
Expected volatility	66.27%	-	188.36%	121.92%	169.63%	-	231.10%	202.21%
Expected term (in years)	0.7	-	1.6	1.1	0.9	-	1.9	1.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of March 31, 2021, the Company had 620,572 shares available for grant under the 2015 Plan.

As of March 31, 2021, there was approximately $1.6 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

No tax benefit was recognized during the three months ended March 31, 2021 and 2020 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

There were no options granted during the three months ended March 31, 2021 and 2020.

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2021 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Forfeited	(43,102)	7.50	-	10.12	10.11
Options outstanding as of March 31, 2021	697,155	$7.35	-	199.20	$23.47	7.2
Options vested and exercisable as of March 31, 2021	460,264	$7.35	-	199.20	$29.66	6.6

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2021 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2021 were in relation to director compensation and vest in full during the three months ended March 31, 2021.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2021 is presented below:

Bellerophon 2015 Equity Incentive Plan
Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—
Granted	15,308	5.19	0.1
Vested	(15,308)	5.19	(0.1)
Restricted stock outstanding as of March 31, 2021	—	$—	$—	—

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the three months ended March 31, 2021, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	2,508	$116.55	-	223.65	$123.88	1.5
Expired	(907)	116.55			116.55	—
Options outstanding as of March 31, 2021	1,601	$124.05	-	223.65	$128.02	2.0
Options vested and exercisable as of March 31, 2021	1,601	$124.05	-	223.65	$128.02	2.0

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2021 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$63	$79
General and administrative	278	389
Total expense	$341	$468

(8) Income Taxes

The effective tax rate for each of the three months ended March 31, 2021 and 2020 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2021 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

Subject to state approval, the Company plans to sell NOLs and Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

As of March 31, 2021, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(9) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net loss, adjusted to reflect the impact of dilutive warrants, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

The Company reported a net loss for the three months ended March 31, 2021 and 2020, therefore diluted net loss per share is the same as the basic net loss per share.

As of March 31, 2021, the Company had 698,756 options to purchase shares and 2,028,626 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (“fILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (sPAP) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dosage.

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

We initiated a Phase 3 clinical trial of INOpulse for PAH in June 2016. As agreed upon with the FDA, a pre-specified interim analysis was conducted by the DMC in August 2018, after half of the planned subjects completed 16 weeks of blinded treatment. The data showed INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (18%), cardiac output (0.7 L/min) and NT Pro-BNP. In addition, subjects on PAH background mono-therapy showed a 23 meter improvement in 6MWD, while subjects that were not on prostanoid background therapy showed a 17 meter improvement in 6MWD. However, the DMC determined that the overall change in 6MWD, the primary endpoint of the trial, was insufficient to support the continuation of the study. Accordingly, based on the DMC’s recommendation, we discontinued the trial in August 2018. The trial results showed 6MWD was improved when subjects were on fewer background therapies and more patients deteriorated in 6MWD on placebo as compared to iNO. During the trial, however, the data suggested that INOpulse may have a favorable safety profile.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. Subject to the availability of requisite financing, we plan to increase our research and development expenses for ongoing clinical programs for the foreseeable future as we seek to continue multiple clinical trials for our product candidates, including to potentially advance INOpulse for PH-COPD and seek to identify additional early-stage product candidates.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2021	2020	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$886	$644	$242	38%
COVID-19	415	—	415	—
Other clinical trials	3	65	(62)	(95)%
Drug and delivery system costs	377	183	194	106%
Clinical programs	1,681	892	789	88%
Research and development infrastructure	1,389	1,105	284	26%
INOpulse engineering	514	241	273	113%
Total research and development expenses	3,584	2,238	1,346	60%
General and administrative expenses	2,275	1,872	403	22%
Total operating expenses	5,859	4,110	1,749	43%
Loss from operations	(5,859)	(4,110)	(1,749)	43%
Change in fair value of common stock warrant liability	397	(894)	1,291	(144)%
Interest income and financing expenses, net	1	34	(33)	(97)%
Net loss	$(5,461)	$(4,970)	$(491)	10%

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2021 were $5.9 million compared to $4.1 million for the three months ended March 31, 2020, an increase of $1.8 million, or 43%. This increase was primarily due to an increase in clinical program expenditures attributable to the commencement of the COVID-19 trial during 2020 and completion during the first quarter of 2021 as well as an increase in general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the three months ended March 31, 2021 were $3.6 million compared to $2.2 million for the three months ended March 31, 2020, an increase of $1.4 million, or 60%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended March 31, 2021 were $0.9 million compared to $0.6 million for the three months ended March 31, 2020, an increase of $0.3 million, or 38%. The increase was primarily due to the timing of the Phase 3 fILD trial which was ongoing during the three months ended March 31, 2021 and the Phase 2 fILD trial during the three months ended March 31, 2020.
●	COVID-19 expenses for three months ended March 31, 2021 were $0.4 million. COVID-19 expenses in the first quarter of 2021 included costs related to the completion and close-out activities of our Phase 3 clinical trial.
●	Drug and delivery system costs for the three months ended March 31, 2021 were $0.4 million, compared to $0.2 million for the three months ended March 31, 2020, an increase of $0.2 million, or 106%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The increase in the drug and delivery system costs was attributable to the requirements to support the completion of the COVID-19 trial and the Phase 3 trial activities of fILD during the three months ended March 31, 2021.

●	Research and development infrastructure for the three months ended March 31, 2021 were $1.4 million compared to $1.1 million for the three months ended March 31, 2020, an increase of $0.3 million, or 26%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the three months ended March 31, 2021.
●	INOpulse engineering expenses for the three months ended March 31, 2021 were $0.5 million compared to $0.2 million for the three months ended March 31, 2020, an increase of $0.3 million, or 113%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 were $2.3 million compared to $1.9 million for the three months ended March 31, 2020, an increase of $0.4 million, or 22%. The increase was primarily due to intellectual property, consulting and labor costs partially offset by a decrease in stock-based compensation costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the three months ended March 31, 2021 was income of $0.4 million compared to expense of $0.9 million for the three months ended March 31, 2020. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

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

We had unrestricted cash and cash equivalents of $39.7 million as of March 31, 2021. Our existing cash and cash equivalents as of March 31, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

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

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $21.2 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in May 2020 for net proceeds of $2.0 million and has sold an additional $20.0 million of state NOLs for net proceeds of $1.7 million in January 2019. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received. Our estimates and assumptions may prove to be wrong, and we may exhaust our capital resources sooner than expected. The process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in clinical development and the outcome of these efforts is uncertain, we may not be able to accurately estimate the actual amounts that will be necessary to successfully complete the development and commercialization, if approved, of its product candidates or whether, or when, we may achieve profitability.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of March 31, 2021 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, there are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how the pandemic will impact our clinical trials, employees and suppliers. While the pandemic did not materially affect our business operations, site activation and patient enrollment in our clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, our business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2021	2020
Operating activities	$(7,886)	$(4,336)
Financing activities	—	3,057
Net change in cash, cash equivalents and restricted cash	$(7,886)	$(1,279)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $7.9 million, as compared to $4.3 million for the three months ended March 31, 2020. The change in cash used in operating activities was primarily due to an increase in our operating expenses combined with the changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $3.1 million, which included the proceeds from warrant exercises.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had unrestricted cash and cash equivalents of $39.7 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: May 11, 2021	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)