Form 10-Q
period 2021-06-30
Bellerophon Therapeutics, Inc.
filed 2021-08-05
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2021:  9,506,419

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,300	$47,557
Restricted cash	103	103
Prepaid expenses and other current assets	890	420
Total current assets	35,293	48,080
Restricted cash, non-current	300	300
Right of use assets, net	1,188	1,504
Property and equipment, net	112	169
Other non-current assets	186	186
Total assets	$37,079	$50,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,484	$3,725
Accrued research and development	1,139	3,699
Accrued expenses	1,877	2,305
Current portion of operating lease liabilities	728	704
Total current liabilities	6,228	10,433
Long term operating lease liabilities	586	956
Common stock warrant liability	168	601
Total liabilities	6,982	11,990

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,506,419 and 9,491,111 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	253,343	252,645
Accumulated deficit	(223,341)	(214,491)
Total stockholders' equity	30,097	38,249
Total liabilities and stockholders' equity	$37,079	$50,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,239	$3,451	$6,823	$5,689
General and administrative	1,987	2,308	4,262	4,180
Total operating expenses	5,226	5,759	11,085	9,869
Loss from operations	(5,226)	(5,759)	(11,085)	(9,869)
Change in fair value of common stock warrant liability	36	(193)	433	(1,087)
Interest and other income, net	1	7	2	41
Pre-tax loss	(5,189)	(5,945)	(10,650)	(10,915)
Income tax benefit	1,800	2,125	1,800	2,125
Net loss	$(3,389)	$(3,820)	$(8,850)	$(8,790)
Weighted average shares outstanding:
Basic	9,506,419	7,554,023	9,498,892	6,084,534
Diluted	9,506,419	7,554,023	9,498,892	6,084,534
Net loss per share:
Basic	$(0.36)	$(0.51)	$(0.93)	$(1.44)
Diluted	$(0.36)	$(0.51)	$(0.93)	$(1.44)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three and six months ended June 30, 2021:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	9,506,419	$95	$252,986	$(219,952)	$33,129
Net loss	—	—	—	(3,389)	(3,389)
Stock-based compensation	—	—	357	—	357
Balance at June 30, 2021	9,506,419	$95	$253,343	$(223,341)	$30,097

Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(8,850)	(8,850)
Stock-based compensation	15,308	—	698	—	698
Balance at June 30, 2021	9,506,419	$95	$253,343	$(223,341)	$30,097

For the three and six months ended June 30, 2020:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	4,857,393	$49	$196,830	$(194,733)	$2,146
Net loss	—	—	—	(3,820)	(3,820)
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	—	—	378	—	378
Balance at June 30, 2020	9,497,777	$95	$251,858	$(198,553)	$53,400

Balance at December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(8,790)	(8,790)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	23,332	—	846	—	846
Balance at June 30, 2020	9,497,777	$95	$251,858	$(198,553)	$53,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,850)	$(8,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	88
Stock-based compensation	698	846
Change in fair value of common stock warrant liability	(433)	1,087
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(470)	(498)
Accounts payable, accrued research and development, accrued expenses and other liabilities	(4,259)	(1,297)
Net cash used in operating activities	(13,257)	(8,564)
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	3,057
Proceeds from issuance of common stock in Public Offering, net of offering expenses	—	26,738
Proceeds from issuance of common stock in Direct Offerings, net of offering expenses	—	28,202
Net cash provided by financing activities	—	57,997

Net change in cash, cash equivalents and restricted cash	(13,257)	49,433
Cash, cash equivalents and restricted cash at beginning of period	47,960	10,277
Cash, cash equivalents and restricted cash at end of period	$34,703	$59,710
Non-cash financing activities:
Unpaid expenses related to offerings	$—	$244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization and Nature of the Business

Bellerophon Therapeutics, Inc., or the Company, is a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program is the continued development of its nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse® (“INOpulse”). The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation.

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic impacts its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three and six months ended June 30, 2021, site activation and patient enrollment in the Company’s clinical trials have been affected by COVID-19. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted. For instance, the Company may be forced to temporarily delay ongoing trials.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. The Company operates in one reportable segment and solely within the United States. Accordingly, no segment or geographic information has been presented.

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 for the Company are not necessarily indicative of the results expected for the full year.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and six months ended June 30, 2021 and 2020 were de minimis.

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

The Company had unrestricted cash and cash equivalents of $34.3 million as of June 30, 2021. The Company’s existing cash and cash equivalents as of June 30, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

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

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (“R&D”) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $16.4 million of state NOLs and $0.3 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million and has sold an additional $21.2 million of state NOLs and $0.2 million of Research and Development credits for net proceeds of $2.0 million in May 2020. The Company plans to sell additional NOLs and R&D tax credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received. The Company’s estimates and assumptions may prove to be wrong, and the Company may exhaust its capital resources sooner than expected. The process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because the Company’s product candidates are in clinical development and the outcome of these efforts is uncertain, the Company may not be able to accurately estimate the actual amounts that will be necessary to successfully complete the development and commercialization, if approved, of its product candidates or whether, or when, the Company may achieve profitability.

The Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of June 30, 2021 will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or convertible debt, the ownership interest of its existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, there are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic impacts its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s business operations, site activation and patient enrollment in its clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and six months ended June 30, 2021 and 2020 were de minimis.

Information related to the Company’s right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021		2020
Cash paid for operating lease liability	$193	$190	$383		$376
Operating lease expenses	$177	$177	$353		$352
Weighted average remaining lease term			1.8	years	2.8	years
Weighted average discount rate			4.93%		4.94%

Maturities of the lease liability as of June 30, 2021 were as follows:

2021	$387
2022	783
2023	205
1,375
Less imputed interest	(61)
Total operating lease liability	$1,314

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2021, there were 661,310 of the 2016 Warrants outstanding, of which 585,139 were equity classified and 76,171 were liability classified. No warrants were exercised during the six months ended June 30, 2021. During the six months ended June 30, 2020, there were 254,760 of the 2016 Warrants exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of June 30, 2021, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of June 30, 2021, all of these warrants were outstanding.

The following table summarizes warrant activity for the six months ended June 30, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(433)
Warrants outstanding as of June 30, 2021	1,881,789	146,837	$168

The following table summarizes warrant activity for the six months ended June 30, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	1,087
Warrants outstanding as of June 30, 2020	1,881,789	146,837	$1,361

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

The following table summarizes fair value measurements by level at June 30, 2021 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$168	$168

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.07%	-	0.14%	0.10%	0.10%	-	0.13%	0.11%
Expected volatility	70.47%	-	192.32%	128.44%	169.63%	-	231.10%	202.21%
Expected term (in years)	0.4	-	1.4	0.9	0.9	-	1.9	1.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of June 30, 2021, the Company had 704,062 shares available for grant under the 2015 Plan.

As of June 30, 2021, there was approximately $1.3 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

No tax benefit was recognized during the three and six months ended June 30, 2021 and 2020 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

There were no options granted during the six months ended June 30, 2021.

The weighted average grant-date fair value of options issued during the six months ended June 30, 2020 was $12.58. The following are the weighted average assumptions used in estimating the fair values of options issued during the six months ended June 30, 2020:

Six Months Ended
June 30, 2020
Valuation assumptions:
Risk-free rate	0.44%
Expected volatility	93.20%
Expected term (years)	6.1
Dividend yield	—

A summary of option activity under the 2015 and 2014 Plans for the six months ended June 30, 2021 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Forfeited	(55,696)	7.50	-	34.05	12.32
Options outstanding as of June 30, 2021	684,561	$7.35	-	199.20	$23.53	6.9
Options vested and exercisable as of June 30, 2021	473,499	$7.35	-	199.20	$29.06	6.4

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2021 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the six months ended June 30, 2021 were in relation to director compensation and vested in full during the six months ended June 30, 2021.

A summary of restricted stock activity under the 2015 Plan for the six months ended June 30, 2021 is presented below:

Bellerophon 2015 Equity Incentive Plan
Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—
Granted	15,308	5.19	0.1
Vested	(15,308)	5.19	(0.1)
Restricted stock outstanding as of June 30, 2021	—	$—	$—	—

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the six months ended June 30, 2021, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	2,508	$116.55	-	223.65	$123.88	1.5
Expired	(907)	116.55			116.55	—
Options outstanding as of June 30, 2021	1,601	$124.05	-	223.65	$128.02	1.7
Options vested and exercisable as of June 30, 2021	1,601	$124.05	-	223.65	$128.02	1.7

The intrinsic value of options outstanding, vested and exercisable as of June 30, 2021 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the six months ended June 30, 2021 and 2020(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$88	$92	$151	$171
General and administrative	269	286	547	675
Total expense	$357	$378	$698	$846

(8) Income Taxes

Excluding the impact of the sale of state net operating losses (“NOL”) and research and development tax credits during the six months ended June 30, 2021 and 2020, the effective tax rate for each of the six months ended June 30, 2021 and 2020 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2021 excluding any benefits from any sales of net operating losses or R&D tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

In June 2021, the Company sold $16.4 million of state NOLs and $0.3 million of R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the six months ended June 30, 2021. In May 2020, the Company sold $21.2 million of state NOLs and $0.2 million of R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million, which resulted in the reversal of the valuation allowance and a tax benefit of $2.1 million for the six months ended June 30, 2020. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

In May 2021 the Company received a Final Determination letter from the New Jersey Division of Taxation (the “Final Determination Letter”) related to the deduction of expenses, disallowed for federal income tax purposes, used in calculating the Orphan Drug Credit for tax years 2015 and 2016. The aggregate claim of tax liabilities owed by the Company is approximately $1.6 million, inclusive of interest. The Company strongly disagrees with the determinations made in the Final Determination Letter and has been engaged in ongoing communications with the New Jersey Division of Taxation to achieve a timely resolution to this matter. Additionally, the Company opted to formally amend the 2015 and 2016 federal income tax returns to forgo the federal Orphan Drug Credit and fully claim the deduction for the previously disallowed operating expenses. The Company believes these actions sufficiently address the claims in the Final Determination Letter and believes that the claim of tax liabilities owed by the Company are without merit. In addition, the Company filed a formal protest on July 12, 2021 to protect the Company’s rights to appeal. Further, the Company believes this tax position will be fully sustained upon completion of the appeal process and as such no tax contingency reserve has been recorded in association with this position.

As of June 30, 2021, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the six months ended June 30, 2021 and 2020, therefore diluted net loss per share is the same as the basic net loss per share.

As of June 30, 2021, the Company had 686,162 options to purchase shares and 2,028,626 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (“fILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (“sPAP”) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dosage.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (“PH-Sarc”). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (“PH”) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2 open-label dose escalation design that utilizes right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating clinical sites and we are enrolling patients into the trial, with results expected in 2021.

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

On March 19, 2020, the FDA granted emergency expanded access (“EA”) to allow for our INOpulse system to immediately be used as supportive treatment for a patient with COVID-19 under the care and supervision of the patient’s physician. The clinical goal of this experimental treatment was to mitigate the hospitalized patient’s disease progression and avoid the need to perform intubation. Under the emergency access program, 180 hospitalized patients with COVID-19 from 18 hospitals across the United States received treatment with INOpulse. In April 2020, we submitted an IND application to the FDA to study the iNO delivery system for the treatment of patients with COVID-19. The proposed randomized, placebo controlled study, called COViNOX, was designed to evaluate the efficacy and safety of INOpulse in patients diagnosed with COVID-19 who require supplemental oxygen before the disease progresses to necessitate mechanical ventilation support. The COViNOX protocol aimed to enroll up to 500 patients with COVID-19 who were to be treated with either INOpulse or placebo. The primary endpoint of the study required an assessment of the proportion of subjects who experienced respiratory failure or mortality during the 28-day study period, which would allow the trial to serve as a registrational study for approval. The IND application was accepted by the FDA in May 2020, and the trial was initiated with the first patient treated in July 2020. The first 100 patients completed their 28-day assessment periods in October 2020. In November 2020, we announced that the independent Data Monitoring Committee (“DMC”) had completed its pre-specified interim analysis from the first 100 patients. Based on the finding of futility, we placed the COViNOX study on a clinical hold. Although new enrollment of subjects into the study was halted, the remaining 91 subjects already enrolled at the time the clinical hold was announced were allowed to complete the treatment course. Upon completion of the protocol defined monitoring period, the pre-specified efficacy and safety analysis of these 191 patients was reviewed by the DMC and the DMC concluded that there were no safety concerns that were attributed to INOpluse for COVID-19. Based on the COViNOX results, we put the trial on a permanent clinical hold and we are not planning additional studies for INOpulse for the treatment of COVID-19. In May 2021, we submitted notification of withdrawal of the COViNOX IND to the FDA.

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

Financial Operations Overview

Prior to February 2014, we were a wholly-owned subsidiary of Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As part of an internal reorganization of Ikaria in October 2013, Ikaria transferred to us exclusive worldwide rights, with no royalty obligations, to develop and commercialize pulsed nitric oxide in PAH, PH-COPD and fIPF. Following the internal reorganization, in February 2014, Ikaria distributed all of our then outstanding units to its stockholders through the payment of a special dividend on a pro rata basis based on each stockholder’s ownership of Ikaria capital stock, which we refer to as the Spin-Out, and as a result we became a stand-alone company. In November 2015, we entered into an amendment to our exclusive cross-license, technology transfer and regulatory matters agreement with Ikaria that included a royalty equal to 3% of net sales of any commercial products for PAH. In April 2018, we expanded the scope of our license from PH-IPF to PH in patients with Pulmonary Fibrosis (“PH-PF”), which includes idiopathic interstitial pneumonias, chronic hypersensitivity pneumonitis, occupational and environmental lung disease, with a royalty equal to 1% of net sales of any commercial products for PH-PF.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,
(Dollar amounts in thousands)	2021	2020	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$842	$803	$39	5%
COVID-19	3	545	(542)	(99)%
Other clinical trials	3	6	(3)	(50)%
Drug and delivery system costs	382	696	(314)	(45)%
Clinical programs	1,230	2,050	(820)	(40)%
Research and development infrastructure	1,514	1,106	408	37%
INOpulse engineering	495	295	200	68%
Total research and development expenses	3,239	3,451	(212)	(6)%
General and administrative expenses	1,987	2,308	(321)	(14)%
Total operating expenses	5,226	5,759	(533)	(9)%
Loss from operations	(5,226)	(5,759)	533	(9)%
Change in fair value of common stock warrant liability	36	(193)	229	(119)%
Interest income and financing expenses, net	1	7	(6)	(86)%
Pre-tax loss	(5,189)	(5,945)	756	(13)%
Income tax benefit	1,800	2,125	(325)	(15)%
Net loss	$(3,389)	$(3,820)	$431	(11)%

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2021 were $5.2 million compared to $5.7 million for the three months ended June 30, 2020, a decrease of $0.5 million, or 9%. This decrease was primarily due to a decrease in clinical programs as well as a decrease in general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the three months ended June 30, 2021 were $3.2 million compared to $3.5 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 6%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended June 30, 2021 were essentially flat as compared to the three months ended June 30, 2020.
●	COVID-19 expenses for the three months ended June 30, 2020 included costs related to the initiation of our Phase 3 clinical trial as well as the EA program. Completion and close-out activities were performed during the three months ended March 31, 2021.
●	Drug and delivery system costs for the three months ended June 30, 2021 were $0.4 million, compared to $0.7 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 45%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease in the drug and delivery system costs was attributable to the close-out of the COVID-19 trial during the three months ended June 30, 2021 compared to the commencement requirements to support the COVID-19 trial and the Phase 3 trial activities of fILD during the three months ended June 30, 2020.

●	Research and development infrastructure for the three months ended June 30, 2021 were $1.5 million compared to $1.1 million for the three months ended June 30, 2020, an increase of $0.4 million, or 37%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the three months ended June 30, 2021.
●	INOpulse engineering expenses for the three months ended June 30, 2021 were $0.5 million compared to $0.3 million for the three months ended June 30, 2020, an increase of $0.2 million, or 68%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 were $2.0 million compared to $2.3 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 14%. The decrease was primarily due to the incurrence of fewer intellectual property and consulting costs.

Change in Fair Value of Common Stock Warrant Liability. There was essentially no change in fair value of the common stock warrant liability for the three months ended June 30, 2021 compared to an expense of $0.2 million for the three months ended June 30, 2020. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Income Tax Benefit. Income tax benefit was $1.8 million for the three months ended June 30, 2021, compared to $2.1 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 15%. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
(Dollar amounts in thousands)	2021	2020	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$1,728	$1,447	$281	19%
COVID-19	418	545	(127)	(23)%
Other clinical trials	6	71	(65)	(92)%
Drug and delivery system costs	759	879	(120)	(14)%
Clinical programs	2,911	2,942	(31)	(1)%
Research and development infrastructure	2,903	2,211	692	31%
INOpulse engineering	1,009	536	473	88%
Total research and development expenses	6,823	5,689	1,134	20%
General and administrative expenses	4,262	4,180	82	2%
Total operating expenses	11,085	9,869	1,216	12%
Loss from operations	(11,085)	(9,869)	(1,216)	12%
Change in fair value of common stock warrant liability	433	(1,087)	1,520	(140)%
Interest income and financing expenses, net	2	41	(39)	(95)%
Pre-tax loss	(10,650)	(10,915)	265	(2)%
Income tax benefit	1,800	2,125	(325)	(15)%
Net loss	$(8,850)	$(8,790)	$(60)	1%

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2021 were $11.1 million compared to $9.9 million for the six months ended June 30, 2020, an increase of $1.2 million, or 12%. This increase was primarily due to an increase in clinical program expenditures.

Research and Development Expenses. Total research and development (“R&D”) expenses for the six months ended June 30, 2021 were $6.8 million compared to $5.7 million for the six months ended June 30, 2020, an increase of $1.1 million, or 20%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the six months ended June 30, 2021 were $1.7 million, compared to $1.4 million for the six months ended June 30, 2020, an increase of $0.3 million, or 19%. The increase was primarily due to the timing of the Phase 3 fILD trial which was ongoing during the six months ended June 30, 2021 and the Phase 2 fILD trial during the six months ended June 30, 2020.
●	COVID-19 expenses for the six months ended June 30, 2021 were $0.4 million, compared to $0.5 million for the six months ended June 30, 2020, a decrease of $0.1 million, or 23%. The decrease is due to the timing of the completion of the trial and close-out activities during the first quarter of 2021.
●	Drug and delivery system costs for the six months ended June 30, 2021 were $0.8 million, compared to $0.9 million for the six months ended June 30, 2020, a decrease of $0.1 million, or 14%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease in the drug and delivery system costs was attributable to the close-out of the COVID-19 trial during the first quarter in 2021 compared to the commencement requirements to support the COVID-19 trial and the Phase 3 trial activities of fILD during the six months ended June 30, 2020.

●	Research and development infrastructure for the six months ended June 30, 2021 were $2.9 million compared to $2.2 million for the six months ended June 30, 2020, an increase of $0.7 million, or 31%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the six months ended June 30, 2021.
●	INOpulse engineering expenses for the six months ended June 30, 2021 were $1.0 million compared to $0.5 million for the six months ended June 30, 2020, an increase of $0.5 million, or 88%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 were $4.3 million compared to $4.2 million for the six months ended June 30, 2020, an increase of $0.1 million, or 2%. The increase was primarily due to consulting costs partially offset by a decrease in stock-based compensation and legal costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the six months ended June 30, 2021 was income of $0.4 million compared to expense of $1.1 million for the six months ended June 30, 2020. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Income Tax Benefit. Income tax benefit was $1.8 million for the six months ended June 30, 2021, compared to $2.1 million for the six months ended June 30, 2020, a decrease of $0.3 million, or 15%. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

We had unrestricted cash and cash equivalents of $34.3 million as of June 30, 2021. Our existing cash and cash equivalents as of June 30, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

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

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We have sold $16.3 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million and has sold an additional $21.2 million of state NOLs and $0.2 million of research and development tax credits for net proceeds of $1.7 million in May 2020. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

In May 2021 we received a Final Determination letter from the New Jersey Division of Taxation (the “Final Determination Letter”) related to the deduction of expenses, disallowed for federal income tax purposes, used in calculating the Orphan Drug Credit for tax years 2015 and 2016. The aggregate claim of tax liabilities owed by us is approximately $1.6 million, inclusive of interest. We strongly disagree with the determinations made in the Final Determination Letter and have been engaged in ongoing communications with the New Jersey Division of Taxation to achieve a timely resolution to this matter. Additionally, we opted to formally amend the 2015 and 2016 federal income tax returns to forgo the federal Orphan Drug Credit and fully claim the deduction for the previously disallowed operating expenses. We believe these actions sufficiently address the claims in the Final Determination Letter and believe that the claim of tax liabilities owed by us are without merit. In addition, we filed a formal protest on July 12, 2021 to protect our rights to appeal.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of June 30, 2021 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, there are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how the pandemic impact our clinical trials, employees and suppliers. While the pandemic did not materially affect our business operations, site activation and patient enrollment in our clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, our business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(Dollar amounts in thousands)	2021	2020
Operating activities	$(13,257)	$(8,564)
Financing activities	—	57,997
Net change in cash, cash equivalents and restricted cash	$(13,257)	$49,433

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $13.3 million, as compared to $8.6 million for the six months ended June 30, 2020. The change in cash used in operating activities was primarily due to an increase in our operating expenses combined with the changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $58.0 million, which included the proceeds from the registered direct and public offerings in the six months ended June 30, 2020 as well as warrant exercises in the three months ended March 31, 2020.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had unrestricted cash and cash equivalents of $34.3 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLEROPHON THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Fabian Tenenbaum
Fabian Tenenbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Assaf Korner
Assaf Korner
Chief Financial Officer
(Principal Financial Officer)