Form 10-Q
period 2021-09-30
Bellerophon Therapeutics, Inc.
filed 2021-11-15
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 12, 2021:  9,506,419

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,714	$47,557
Restricted cash	103	103
Prepaid expenses and other current assets	898	420
Total current assets	29,715	48,080
Restricted cash, non-current	300	300
Right of use assets, net	1,026	1,504
Property and equipment, net	88	169
Other non-current assets	186	186
Total assets	$31,315	$50,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,278	$3,725
Accrued research and development	1,314	3,699
Accrued expenses	1,795	2,305
Current portion of operating lease liabilities	740	704
Total current liabilities	5,127	10,433
Long term operating lease liabilities	396	956
Common stock warrant liability	1	601
Total liabilities	5,524	11,990

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,506,419 and 9,491,111 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	253,671	252,645
Accumulated deficit	(227,975)	(214,491)
Total stockholders' equity	25,791	38,249
Total liabilities and stockholders' equity	$31,315	$50,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,030	$6,065	$9,853	$11,754
General and administrative	1,773	2,196	6,035	6,376
Total operating expenses	4,803	8,261	15,888	18,130
Loss from operations	(4,803)	(8,261)	(15,888)	(18,130)
Change in fair value of common stock warrant liability	167	319	600	(768)
Interest and other income, net	2	9	4	50
Pre-tax loss	(4,634)	(7,933)	(15,284)	(18,848)
Income tax benefit	—	—	1,800	2,125
Net loss	$(4,634)	$(7,933)	$(13,484)	$(16,723)
Weighted average shares outstanding:
Basic	9,506,419	9,491,111	9,501,428	7,228,349
Diluted	9,506,419	9,491,111	9,501,428	7,228,349
Net loss per share:
Basic	$(0.49)	$(0.84)	$(1.42)	$(2.31)
Diluted	$(0.49)	$(0.84)	$(1.42)	$(2.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three and nine months ended September 30, 2021:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	9,506,419	$95	$253,343	$(223,341)	$30,097
Net loss	—	—	—	(4,634)	(4,634)
Stock-based compensation	—	—	328	—	328
Balance at September 30, 2021	9,506,419	$95	$253,671	$(227,975)	$25,791

Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(13,484)	(13,484)
Stock-based compensation	15,308	—	1,026	—	1,026
Balance at September 30, 2021	9,506,419	$95	$253,671	$(227,975)	$25,791

For the three and nine months ended September 30, 2020:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	9,497,777	$95	$251,858	$(198,553)	$53,400
Net loss	—	—	—	(7,933)	(7,933)
Stock-based compensation	—	—	406	—	406
Balance at September 30, 2020	9,497,777	$95	$252,264	$(206,486)	$45,873

Balance at December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(16,723)	(16,723)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	23,332	—	1,252	—	1,252
Balance at September 30, 2020	9,497,777	$95	$252,264	$(206,486)	$45,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,484)	$(16,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	118
Stock-based compensation	1,026	1,252
Change in fair value of common stock warrant liability	(600)	768
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(478)	(228)
Accounts payable, accrued research and development, accrued expenses and other liabilities	(5,388)	1,333
Net cash used in operating activities	(18,843)	(13,480)
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	3,057
Proceeds from issuance of common stock in Public Offering, net of offering expenses	—	26,494
Payment of expenses related to the ATM sale agreement	—	(177)
Proceeds from issuance of common stock in Direct Offerings, net of offering expenses	—	28,202
Net cash provided by financing activities	—	57,576

Net change in cash, cash equivalents and restricted cash	(18,843)	44,096
Cash, cash equivalents and restricted cash at beginning of period	47,960	10,277
Cash, cash equivalents and restricted cash at end of period	$29,117	$54,373

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic impacts its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three and nine months ended September 30, 2021, site activation and patient enrollment in the Company’s clinical trials have been affected by COVID-19. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted. For instance, the Company may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 for the Company are not necessarily indicative of the results expected for the full year.

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

(g) Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes right of use (“ROU”) assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of operations in the same line item as expenses arising from fixed lease payments.

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

The Company does not recognize ROU assets or related lease liabilities with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2021 and 2020 were de minimis.

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

The Company had unrestricted cash and cash equivalents of $28.7 million as of September 30, 2021. The Company’s existing cash and cash equivalents as of September 30, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

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

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 will be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2021 and 2020 were de minimis.

Information related to the Company’s right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021		2020
Cash paid for operating lease liability	$193	$190	$577		$567
Operating lease expenses	$177	$177	$530		$529
Weighted average remaining lease term			1.5	years	2.5	years
Weighted average discount rate			4.93%		4.93%

Maturities of the lease liability as of September 30, 2021 were as follows:

2021	$193
2022	783
2023	205
1,181
Less imputed interest	(45)
Total operating lease liability	$1,136

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2021, there were 661,310 of the 2016 Warrants outstanding, of which 585,139 were equity classified and 76,171 were liability classified. No warrants were exercised during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, there were 254,760 of the 2016 Warrants exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2021, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2021, all of these warrants were outstanding.

The following table summarizes warrant activity for the nine months ended September 30, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(600)
Warrants outstanding as of September 30, 2021	1,881,789	146,837	$1

The following table summarizes warrant activity for the nine months ended September 30, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	768
Warrants outstanding as of September 30, 2020	1,881,789	146,837	$1,042

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

The following table summarizes fair value measurements by level at September 30, 2021 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$1	$1

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.09%	-	0.11%	0.10%	0.10%	-	0.13%	0.11%
Expected volatility	47.31%	-	68.84%	56.83%	169.63%	-	231.10%	202.21%
Expected term (in years)	0.2	-	1.1	0.6	0.9	-	1.9	1.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of September 30, 2021, the Company had 677,343 shares available for grant under the 2015 Plan.

As of September 30, 2021, there was approximately $0.9 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

No tax benefit was recognized during the three and nine months ended September 30, 2021 and 2020 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the nine months ended September 30, 2021 and 2020 were $4.06 and $12.58, respectively. The following are the weighted average assumptions used in estimating the fair values of options issued during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Valuation assumptions:
Risk-free rate	1.16%	0.33%
Expected volatility	134.72%	144.33%
Expected term (years)	6.1	5.7
Dividend yield	—	—

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2021 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Granted	1,500	4.06			4.06
Forfeited	(101,373)	7.50	-	199.20	74.60
Options outstanding as of September 30, 2021	640,384	$4.06	-	199.20	$14.43	6.8
Options vested and exercisable as of September 30, 2021	496,415	$4.06	-	199.20	$15.49	6.6

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2021 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the nine months ended September 30, 2021 were in relation to director compensation and vested in full during the six months ended June 30, 2021.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2021 is presented below:

Bellerophon 2015 Equity Incentive Plan
Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—
Granted	15,308	5.19	0.1
Vested	(15,308)	5.19	(0.1)
Restricted stock outstanding as of September 30, 2021	—	$—	$—	—

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the nine months ended September 30, 2021, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2020	2,508	$116.55	-	223.65	$123.87	1.5
Expired	(907)	116.55			116.55
Forfeited	(451)	124.05	-	131.55	131.12
Options outstanding, vested and exercisable as of September 30, 2021	1,150	$124.05	-	223.65	$126.81	1.4

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2021 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$88	$94	$238	$265
General and administrative	240	312	788	987
Total expense	$328	$406	$1,026	$1,252

(8) Income Taxes

Excluding the impact of the sale of state net operating losses (“NOL”) and research and development tax credits during the nine months ended September 30, 2021 and 2020, the effective tax rate for each of the nine months ended September 30, 2021 and 2020 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

In June 2021, the Company sold $16.4 million of state NOLs and $0.3 million of R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million, which resulted in the reversal of the valuation allowance and a tax benefit of $1.8 million for the nine months ended September 30, 2021. In May 2020, the Company sold $21.2 million of state NOLs and $0.2 million of R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million, which resulted in the reversal of the valuation allowance and a tax benefit of $2.1 million for the nine months ended September 30, 2020. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

In May 2021 the Company received a Final Determination letter from the New Jersey Division of Taxation (the “Final Determination Letter”) related to the deduction of expenses, disallowed for federal income tax purposes, used in calculating the Orphan Drug Credit for tax years 2015 and 2016. The aggregate claim of tax liabilities owed by the Company was approximately $1.6 million, inclusive of interest. The Company opted to formally amend the 2015 and 2016 federal income tax returns to forgo the federal Orphan Drug Credit and fully claimed the deduction for the previously disallowed operating expenses. On August 25, 2021 the Company received an additional letter from the New Jersey Division of Taxation notifying the Company of the acceptance of the amended returns and the cancellation of its assessment as communicated in the Final Determination Letter with no liability due for either year.

As of September 30, 2021, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the nine months ended September 30, 2021 and 2020, therefore diluted net loss per share is the same as the basic net loss per share.

As of September 30, 2021, the Company had 641,534 options to purchase shares and 2,028,626 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (“PH-Sarc”). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (“PH”) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study is a Phase 2 open-label dose escalation design that utilizes right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. We have completed the process of initiating clinical sites and enrolling patients into the trial, with results expected in 2021.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2021	2020	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$871	$789	$82	10%
COVID-19	(7)	2,164	(2,171)	(100)%
Other clinical trials	3	33	(30)	(91)%
Drug and delivery system costs	207	1,461	(1,254)	(86)%
Clinical programs	1,074	4,447	(3,373)	(76)%
Research and development infrastructure	1,472	1,334	138	10%
INOpulse engineering	484	284	200	70%
Total research and development expenses	3,030	6,065	(3,035)	(50)%
General and administrative expenses	1,773	2,196	(423)	(19)%
Total operating expenses	4,803	8,261	(3,458)	(42)%
Loss from operations	(4,803)	(8,261)	3,458	(42)%
Change in fair value of common stock warrant liability	167	319	(152)	(48)%
Interest income and financing expenses, net	2	9	(7)	(78)%
Net loss	$(4,634)	$(7,933)	$3,299	(42)%

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2021 were $4.8 million compared to $8.3 million for the three months ended September 30, 2020, a decrease of $3.5 million, or 42%. This decrease was primarily due to a decrease in clinical program expenses.

Research and Development Expenses. Total research and development expenses for the three months ended September 30, 2021 were $3.0 million compared to $6.1 million for the three months ended September 30, 2020, a decrease of $3.1 million, or 50%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended September 30, 2021 were essentially flat as compared to the three months ended September 30, 2020.
●	COVID-19 expenses for the three months ended September 30, 2020 included costs related to the Phase 3 clinical trial as well as the EA program. Completion and close-out activities were performed during the three months ended March 31, 2021.
●	Drug and delivery system costs for the three months ended September 30, 2021 were $0.2 million, compared to $1.5 million for the three months ended September 30, 2020, a decrease of $1.3 million, or 86%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease in the drug and delivery system costs was attributable to the close-out of the COVID-19 trial prior to the three months ended September 30, 2021 compared to the activities to support the COVID-19 trial and the Phase 3 trial activities of fILD during the three months ended September 30, 2020.

●	Research and development infrastructure for the three months ended September 30, 2021 were $1.5 million compared to $1.3 million for the three months ended September 30, 2020, an increase of $0.2 million, or 10%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the three months ended September 30, 2021.
●	INOpulse engineering expenses for the three months ended September 30, 2021 were $0.5 million compared to $0.3 million for the three months ended September 30, 2020, an increase of $0.2 million, or 70%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2021 were $1.8 million compared to $2.2 million for the three months ended September 30, 2020, a decrease of $0.4 million, or 19%. The decrease was primarily due to a decrease in consulting and stock-based compensation costs.

Change in Fair Value of Common Stock Warrant Liability. The change in fair value of the common stock warrant liability for the three months ended September 30, 2021 was income of $0.2 million compared to income of $0.3 million for the three months ended September 30, 2020, a decrease of $0.1 million, or 48%. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2021	2020	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$2,599	$2,236	$363	16%
COVID-19	411	2,709	(2,298)	(85)%
Other clinical trials	9	104	(95)	(91)%
Drug and delivery system costs	966	2,340	(1,374)	(59)%
Clinical programs	3,985	7,389	(3,404)	(46)%
Research and development infrastructure	4,375	3,545	830	23%
INOpulse engineering	1,493	820	673	82%
Total research and development expenses	9,853	11,754	(1,901)	(16)%
General and administrative expenses	6,035	6,376	(341)	(5)%
Total operating expenses	15,888	18,130	(2,242)	(12)%
Loss from operations	(15,888)	(18,130)	2,242	(12)%
Change in fair value of common stock warrant liability	600	(768)	1,368	(178)%
Interest income and financing expenses, net	4	50	(46)	(92)%
Pre-tax loss	(15,284)	(18,848)	3,564	(19)%
Income tax benefit	1,800	2,125	(325)	(15)%
Net loss	$(13,484)	$(16,723)	$3,239	(19)%

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2021 were $15.9 million compared to $18.1 million for the nine months ended September 30, 2020, a decrease of $2.2 million, or 12%. This decrease was primarily due to a decrease in clinical program expenditures attributable to the completion of the COVID-19 trial in the current period, partially offset by an increase in research and development expenses.

Research and Development Expenses. Total research and development (“R&D”) expenses for the nine months ended September 30, 2021 were $9.9 million compared to $11.8 million for the nine months ended September 30, 2020, a decrease of $1.9 million, or 16%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the nine months ended September 30, 2021 were $2.6 million, compared to $2.2 million for the nine months ended September 30, 2020, an increase of $0.4 million, or 16%. The increase was primarily due to the timing of the Phase 3 fILD trial which was ongoing during the nine months ended September 30, 2021 and the Phase 2 fILD trial during the nine months ended September 30, 2020.
●	COVID-19 expenses for the nine months ended September 30, 2021 were $0.4 million, compared to $2.7 million for the nine months ended September 30, 2020, a decrease of $2.3 million, or 85%. The decrease is due to the timing of the completion of the trial and close-out activities during the first quarter of 2021.
●	Drug and delivery system costs for the nine months ended September 30, 2021 were $1.0 million, compared to $2.3 million for the nine months ended September 30, 2020, a decrease of $1.3 million, or 59%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease in the drug and delivery system costs was attributable to the close-out of the COVID-19 trial during the first quarter in 2021 compared to the commencement requirements to support the COVID-19 trial and the Phase 3 trial activities of fILD during the nine months ended September 30, 2020.
●	Research and development infrastructure for the nine months ended September 30, 2021 were $4.4 million compared to $3.5 million for the nine months ended September 30, 2020, an increase of $0.9 million, or 23%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the nine months ended September 30, 2021.
●	INOpulse engineering expenses for the nine months ended September 30, 2021 were $1.5 million compared to $0.8 million for the nine months ended September 30, 2020, an increase of $0.7 million, or 82%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2021 were $6.0 million compared to $6.4 million for the nine months ended September 30, 2020, a decrease of $0.4 million, or 5%. The decrease was primarily due to a decrease in consulting and stock-based compensation costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the nine months ended September 30, 2021 was income of $0.6 million compared to expense of $0.8 million for the nine months ended September 30, 2020. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Income Tax Benefit. Income tax benefit was $1.8 million for the nine months ended September 30, 2021, compared to $2.1 million for the nine months ended September 30, 2020, a decrease of $0.3 million, or 15%. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of research and development tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

We had unrestricted cash and cash equivalents of $28.7 million as of September 30, 2021. Our existing cash and cash equivalents as of September 30, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD and to complete the dose escalation study for PH-Sarc.

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

In May 2021 we received a Final Determination letter from the New Jersey Division of Taxation (the “Final Determination Letter”) related to the deduction of expenses, disallowed for federal income tax purposes, used in calculating the Orphan Drug Credit for tax years 2015 and 2016. The aggregate claim of tax liabilities owed by us was approximately $1.6 million, inclusive of interest. We opted to formally amend our 2015 and 2016 federal income tax returns to forgo the federal Orphan Drug Credit and fully claim the deduction for the previously disallowed operating expenses. On August 25, 2021, we received an additional letter from the New Jersey Division of Taxation notifying us of the acceptance of the amended returns and the cancellation of its assessment as communicated in the Final Determination Letter with no liability due for either year.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2021	2020
Operating activities	$(18,843)	$(13,480)
Financing activities	—	57,576
Net change in cash, cash equivalents and restricted cash	$(18,843)	$44,096

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $18.8 million, as compared to $13.5 million for the nine months ended September 30, 2020. The change in cash used in operating activities was primarily due to a decrease in our operating expenses combined with the changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $57.6 million, which included the proceeds from the registered direct and public offerings in the nine months ended September 30, 2020 as well as warrant exercises in the three months ended March 31, 2020.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had unrestricted cash and cash equivalents of $28.7 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent and pending management changes could disrupt our operations and impair our ability to attract and retain key personnel.

We have experienced a number of recent changes to our senior management team, including the departure of our Chief Executive Officer on October 24, 2021 and our Chief Financial Officer on September 10, 2021. We appointed Peter Fernandes, our Chief Regulatory and Safety Officer, to serve as our Interim Principal Executive Officer, effective as of November 11, 2021 while our Board of Directors conducts a search for a permanent Chief Executive Officer. We appointed Nicholas Laccona, our Controller, to serve as our Principal Financial Officer and Principal Accounting Officer of the Company, effective as of September 30, 2021. Changes in our senior management and uncertainty regarding pending changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

BELLEROPHON THERAPEUTICS, INC.

Date: November 15, 2021	By:	/s/ Peter Fernandes
Peter Fernandes
Interim Principal Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Nicholas Laccona
Nicholas Laccona
Principal Financial & Accounting Officer
(Principal Financial Officer)