Form 10-K
period 2021-12-31
Bellerophon Therapeutics, Inc.
filed 2022-03-31
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ⌧  No

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36.2 million, based upon the closing price on the Nasdaq Capital Market reported for such date. Shares of common stock beneficially owned by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of March 25, 2022: 9,545,451

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred significant losses since inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
●	We may not be able to utilize all of our net operating loss carryforwards.

Risks Related to Our Business and Industry

●	We face substantial competition from other pharmaceutical, biotechnology and medical device companies and our operating results may suffer if we fail to compete effectively.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	If we are unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates due based on the lengthy and uncertain outcome of clinical trials.
●	We may experience problems with, failure of, or delays in obtaining INOpulse components.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	Some of our clinical trials have failed and others may fail to demonstrate safety and efficacy.

●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	We may not obtain orphan drug exclusivity for any of our product candidates and indications.
●	Serious adverse events, or SAEs, or undesirable side effects of our product candidates may be identified.
●	We may not be successful in our efforts to identify or discover additional potential product candidates.
●	Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for the product candidate may be smaller than we estimate.
●	We may not be successful in commercializing any product candidates that we develop.
●	Even if we are able to commercialize any product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.
●	Regulatory approval of generic versions of any of our products that receive marketing approval could adversely affect the sales of our products.
●	Product liability lawsuits against us could divert our resources and cause us to incur substantial liabilities.
●	Our INOpulse devices use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and these events may raise concerns about the batteries we use.
●	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

Risks Related to Our Dependence on Third Parties

●	The intellectual property underlying INOpulse is exclusively licensed from Ikaria. If Ikaria terminates the license agreement, or fails to prosecute, maintain or enforce the underlying patents, our business will be materially harmed.
●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	We currently rely on a single supplier, Ikaria, for our supply of nitric oxide for the clinical trials of INOpulse.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our product candidates.
●	Our product candidates currently in development are exclusively licensed from third parties, and we may enter into additional agreements to in-license technology from third parties.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

Risks Related to Our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology or if we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	If we fail to comply with our obligations under license agreements, we could lose rights that are important to our business.
●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	Even if we complete the necessary clinical trials, the expensive, time consuming and uncertain nature of the marketing approval process has and may continue to prevent us from obtaining approvals for the commercialization of some or all of our product candidates.
●	Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.
●	Changes in law or policy could have a negative impact on the approval of our drug candidates.

Risks Related to Employee Matters and Managing Growth

●	Recent and pending management changes could disrupt our operations and impair our ability to attract and retain key personnel.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Risks Related to Ownership of Our Common Stock

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

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

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. Clinical site initiation and patient enrollment has been impacted due to the COVID-19 pandemic, however, to date we have activated a majority of our targeted clinical sites and continue to focus our efforts on site engagement and patient recruitment.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance.

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

From the inception of our business through December 31, 2021, $323.9 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

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

Our technology is based in part on patents we have exclusively licensed from Ikaria for the treatment of PAH, PH-COPD, PH-PF, CTEPH, PH-Sarc and PH associated with pulmonary edema from high altitude sickness which, collectively, we refer to as the Bellerophon indications. The licensed patents from Ikaria include patents with respect to the pulsed delivery of nitric oxide to ensure a consistent dose over time, which expire as late as 2027 in the United States and as late as 2026 in certain other countries, as well as with respect to the special triple-lumen cannula that allows for safer and more accurate dosing of pulsed nitric oxide, which expires in 2033 in the United States and abroad. We have also licensed several other patent applications from Ikaria for certain of the innovations included in the INOpulse device, and certain of the resulting patents, if issued, would expire as late as 2030 in the United States. We have also expanded our patent portfolio by filing several Company-owned provisional and non-provisional patent applications relating to the use of nitric oxide that if pursued and issued would expire as late as 2043.

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

The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance.

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

Our Strategy

Our goal is to become a leader in developing and commercializing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The key elements of our strategy to achieve this goal include:

●	Advance the clinical development of INOpulse. One of our lead indications for our product candidate is INOpulse for fILD. We have completed our Phase 2b PH-PF program for INOpulse, which included 85 patients in two cohorts to evaluate two different doses of iNO for periods of eight to 16 weeks. We also completed Phase 2 studies for INOpulse in each of fILD to evaluate the acute hemodynamic benefit and PH-COPD to evaluate the effect of chronic use on exercise capacity and completed a Phase 2 dose escalation study for PH-Sarc.
●	Leverage our historical core competencies to expand our pipeline. Our employees have years of institutional experience in the use of inhaled nitric oxide in treating PH and in the development of drug-device combination product candidates. If we successfully advance INOpulse, we expect to develop INOpulse for treatment of CTEPH and PH associated with pulmonary edema from high altitude sickness and, subject to obtaining additional license rights from Ikaria, potentially other outpatient PH indications. Our longer-term vision is to identify and opportunistically in-license innovative therapies that are at the intersection of drugs and devices and to develop and commercialize these product candidates.
●	Build commercial infrastructure in select markets. As we near completion of the development of our product candidates, we may build a commercial infrastructure to enable us to market and sell certain of our product candidates with a specialized sales force and to retain co-promotion or similar rights, when feasible, in indications requiring a larger commercial infrastructure. While we may partner with third parties to commercialize our product candidates in certain countries, we may also choose to establish commercialization capabilities in select countries outside the United States.

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

In 2018, we also implemented an open-label intra-patient acute dose escalation trial utilizing right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-PF subjects. In February 2020, we announced the completion of the study and that the top-line results from PHPF-002 demonstrated that INOpulse achieved clinically and statistically meaningful cardiopulmonary improvements in multiple pre-specified hemodynamic parameters (statistical analysis was conducted based on available data from the 9 fILD study participants using Wilcoxon Log Rank test to compare results for each dose to baseline as well as the prior dose; the study did not pre-specify a statistical analysis methodology and the results were not adjusted for multiplicity):

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (statistical analysis was conducted based on available data from the 8 PH-Sarc study participants using Wilcoxon Log Rank test to compare results for each dose to baseline as well as the prior dose; the study did not pre-specify a statistical analysis methodology and the results were not adjusted for multiplicity):

●	All eight subjects demonstrated decreases in mean pulmonary arterial pressure (mPAP) and pulmonary vascular resistance (PVR) across the doses of INOpulse utilized in the study.
●	The dose of iNO45 (45 mcg/kg IBW/hr) resulted in a median drop of 20% (-54% to +22%) in PVR, compared to a median baseline PVR of 329 dyne/cm.sec-5. A reduction of 20% or more in PVR is generally considered to be clinically meaningful.
●	Increasing to the highest dose, iNO125 (125 mcg/kg IBW/hr), demonstrated further improvement in PVR, with a median drop of 29% (-43% to -5%), achieving statistical significance from baseline (p=0.02) and from the preceding lower dose of iNO75 (75 mcg/kg IBW/hr) (p=0.02). During the study, seven out of eight patients escalated to the highest dose, iNO125.
●	Along with the improvements in PVR, mPAP decreased by a median of 6-10% across the doses of iNO30 to iNO125, compared to a median baseline mPAP of 37.2 mmHg.
●	No treatment-emergent adverse events (TEAEs) or serious adverse events (TESAEs) occurred during the acute hemodynamic dose escalation phase of the study.

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

Under the terms of the cross-license, we have granted to Ikaria a fully paid-up, non-royalty-bearing, exclusive license under specified intellectual property rights that we control to engage in the development, manufacture and commercialization of products and services for or used in connection with the diagnosis, prevention or treatment, whether in- or out-patient, of certain conditions and diseases other than the Bellerophon indications and for the use of nitric oxide to treat or prevent conditions that are primarily managed in the hospital, which we refer to collectively as the Ikaria nitric oxide business.

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

Currently, there are no approved therapies for treating PH-COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant, and we are not aware of any therapies for PH-COPD in advanced clinical development. Currently, we are aware of 14 drugs approved for the treatment of PAH and also other potential therapies in clinical development, however, only one of these therapies, inhaled trespostinil, is currently approved for the treatment of PH associated with fILD and none are currently approved for the treatment of PH associated with sarcoidosis.

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

INOpulse

As of December 31, 2021, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa. Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Brazil, Canada, China, Europe, Hong Kong, Japan and Mexico. Patent applications are pending in Australia, Hong Kong, Mexico and the United States. This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of seven issued U.S. patents and issued patents in Australia, Brazil, China, Eurasia, Europe, Hong Kong, Israel, Japan, Korea, Mexico and South Africa, as well as pending applications in the United States as well as Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

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

We have also filed several Company-owned patent applications relating to the use and administration of nitric oxide and devices for administering nitric oxide. These Company-owned patent families are currently pending as international PCT patent applications, US applications and/or applications in foreign countries including Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, the Philippines, Singapore, South Africa and/or Taiwan, and any patents that issue in these families will expire in 2038, 2039, 2040, 2041 or 2043. The patent families relate to the use of inhaled nitric oxide for the improvement of right and/or left ventricular function, the use of inhaled nitric oxide for the treatment of PH-ILD, the use of inhaled nitric oxide and oxygen for the treatment of PH, and treating PH by maintaining dosing frequency and/or minimizing skipped breaths during pulsed administration of inhaled nitric oxide. Additional patent families relate to methods of administering pulsed nitric oxide, administration of nitric oxide for improvement of severe hypoxemia, administration of nitric oxide in combination with PDE-5 inhibitors, administration of nitric oxide to improve activity levels in patients having lung-related impairment, improvement in pulmonary arterial compliance with inhaled nitric oxide treatment, use of inhaled nitric oxide treatment of infection (including infection with SARS-CoV2) and treatment of COVID-19, and methods for pulsatile delivery of a gaseous drug.

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

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2022 exceeds $3.1 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $369,413. These fees are typically increased annually.

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

Review and Approval of Medical Devices in the United States

Medical devices are strictly regulated by the FDA in the United States. Under the FDCA, a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

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

Employees

As of December 31, 2021, we had 20 full-time employees, of which 17 employees were engaged in research and development and three employees provided general and administrative support. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our operating loss was approximately $20.2 million, $26.3 million and $17.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

In addition, our recurring losses from operations, accumulated deficit and our need to raise additional financing in order to continue to fund our operations, has raised substantial doubt about our ability to continue as a going concern. Given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our clinical trials, we and our independent registered public accounting firm have concluded in the future that there is substantial doubt regarding our ability to continue as a going concern.

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

We plan to use our current cash and cash equivalents primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of our product candidates and any other potential product candidates. Our existing cash and cash equivalents will be used primarily to complete the Phase 3 trial of INOpulse for fILD and will not be sufficient to fund all of the efforts that we plan to undertake or the completion of clinical development or commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of December 31, 2021, and proceeds expected to become available upon the sale of state net operating losses, or NOLs, and research and development (R&D) tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program may not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. As a result of our recurring losses from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2021 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2021, we sold New Jersey NOL carryforwards, resulting in the recognition of $1.8 million of income tax benefit compared to $2.1 million for the year ended December 31, 2020. Subject to program availability and state approval, we have plans to sell additional NOLs and credits under the same program in following years as well. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our future taxable income, our future cash taxes may increase which might have an adverse effect on our future financial condition.

Risks Related to Our Business and Industry

We face substantial competition from other pharmaceutical, biotechnology and medical device companies and our operating results may suffer if we fail to compete effectively.

The pharmaceutical, biotechnology and medical device industries are highly competitive. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. In addition, other companies are increasingly looking at the cardiopulmonary disease market as a potential opportunity. For example, currently, there are 14 drugs approved for the treatment of PAH and there are also other potential therapies in clinical development, however, only one of these therapies are currently approved for the treatment of PH associated with fILD and none are currently approved for the treatment of PH associated with sarcoidosis. or COPD. In addition, there are multiple nitric oxide generation and delivery systems that are under development, primarily for the treatment of persistent pulmonary hypertension in a hospital setting. Many of our competitors, either alone or through their strategic partners, have substantially greater name recognition and financial, technical, manufacturing, marketing and human resources than we do and significantly greater experience and infrastructure in the research and clinical development of medical products, obtaining FDA and other regulatory approvals of those products, and commercializing those products around the world. Additional mergers and acquisitions in the pharmaceutical, biotechnology and medical device industries may result in even more resources being concentrated in our competitors. Large pharmaceutical and medical device companies in particular have extensive expertise in pre-clinical and clinical testing and in obtaining regulatory approvals for medical products. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Accordingly, our competitors may be more successful than we may be in obtaining approval for inhaled nitric oxide products and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new products and technologies become available.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of our INOpulse for PAH, INOpulse for fILD, INOpulse for PH-COPD, INOpulse for PH-Sarc and INOpulse for COVID-19 product candidates. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize these product candidates.

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

The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have revised our operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials in PH. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain it or treat its impact, among others.

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

As a clinical-stage company with clinical trials currently underway, the pandemic is impacting the execution of our clinical trials. We have clinical trial sites located in regions that have been affected by COVID-19 and variants thereof. Clinical site initiation and patient enrollment has been delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients have not been able to travel or gain access to clinical trial sites due to local restrictions. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened risk of exposure to COVID-19, has been negatively impacted, which has impacted the timelines of our clinical trial operations. We may also experience interruption of key clinical trial activities, such as on-site clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may ultimately impact the extent of missing data.

The COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA and other regulatory authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. If regulatory matters resulting from COVID-19 continue to prevent regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could impact the ability of regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants that emerge or the effectiveness of actions to contain and treat COVID-19 and new variants, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

We have a drug clinical supply agreement with Ikaria, pursuant to which Ikaria will manufacture and supply our requirements for nitric oxide for inhalation and corresponding placebo for use in clinical trials of INOpulse. Ikaria manufactures pharmaceutical-grade nitric oxide at its facility in Port Allen, Louisiana. Ikaria’s Port Allen facility is subject to the risks of a natural disaster or other business disruption, including the widespread outbreak of infectious diseases as the outbreak of the coronavirus known as COVID-19. We maintain under controlled storage conditions a two-to-three-month supply of clinical trial drug product, but there can be no assurance that we would be able to meet our requirements for INOpulse if there were a catastrophic event or failure of Ikaria’s manufacturing system. Because Ikaria’s Port Allen facility is one of the few FDA-inspected sites that can manufacture nitric oxide for INOpulse and because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few third-party manufacturers to which we could contract this work in a short period of time. Therefore, any disruption in Ikaria’s Port Allen facility, or the failure by Ikaria for any other reason to provide us with nitric oxide, could materially and adversely affect supplies of nitric oxide for INOpulse and our ongoing and planned clinical trials. In addition, Ikaria’s parent company, Mallinckrodt plc, filed for Chapter 11 bankruptcy protection in October 2020. While we have been assured by Ikaria and believe that there will be no disruption in Ikaria’s ability to fulfill its supply obligations to us, there can be no assurance that there will not be a disruption or delay in such manufacture and supply of nitric oxide for our use. Any such disruption would force us to seek nitric oxide from an alternative source, which may not be available on commercially reasonable terms. In addition, we do not currently have any arrangements with Ikaria to provide us with commercial quantities of nitric oxide. If we are unable to arrange for Ikaria to provide such quantities on commercially reasonable terms, or at all, we may not be able to successfully produce and market INOpulse or may be delayed in doing so.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The negotiation process for the next cycle of prescription drug and medical device user fee programs was completed in 2021 as those programs must be reauthorized by Congress in mid-2022.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the law’s constitutionality. Further, legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. As another example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

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

We have experienced a number of recent changes to our senior management team, including the departure of our Chief Executive Officer on October 24, 2021 and our Chief Financial Officer on September 10, 2021. Our Board of Directors appointed Peter Fernandes, our Chief Regulatory, Safety & Quality Officer, to serve as our Interim Principal Executive Officer, effective as of November 11, 2021 and removed the interim designation on March 30, 2022. We appointed Nicholas Laccona, our Controller, to serve as our Principal Financial Officer and Principal Accounting Officer of the Company, effective as of September 30, 2021. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Many of these shares could be freely sold without registration subject to the volume limitations applicable to affiliates under Rule 144. As of March 25, 2022, we had outstanding options to purchase an aggregate of 335,925 shares of our common stock, of which options to purchase approximately 210,962 were vested and outstanding and outstanding warrants to purchase an aggregate of 1,952,455 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol “BLPH”.

Stockholders

As of March 25, 2022, we had 9,545,451 outstanding shares of common stock and approximately 158 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Item 6.          [RESERVED]

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year to-year comparisons between 2021 and 2020. Discussions of 2019 items and year to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary. Our focus is the continued development of our nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (fILD), which includes PH associated with idiopathic pulmonary fibrosis (PH-IPF) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed the INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure (“sPAP”) with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dosage.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. Clinical site initiation and patient enrollment has been impacted due to the COVID-19 pandemic, however, to date we have activated a majority of our targeted clinical sites and continue to focus our efforts on site engagement and patient recruitment.

In 2018, we initiated an ancillary Phase 2 open-label intra-patient dose escalation study that utilizes right heart catheterization to assess the hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-PF subjects. In February 2020, we announced the completion of the study and that the top-line results demonstrated that INOpulse achieved clinically and statistically meaningful cardiopulmonary improvements in pulmonary vascular resistance and mean pulmonary arterial pressure. The data suggested that inhaled nitric oxide was generally well-tolerated and may yield a favorable risk-benefit profile across doses.

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have revised our operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials in PH. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain it or treat its impact, among others.

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

As a clinical-stage company with clinical trials currently underway, the pandemic is impacting the execution of our clinical trials. We have clinical trial sites located in regions that have been affected by COVID-19 and variants thereof. Clinical site initiation and patient enrollment has been impacted due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients have not been able to travel or gain access to clinical trial sites due to local restrictions. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened risk of exposure to COVID-19, has been negatively impacted, which has delayed the timelines of our clinical trial operations. We may also experience interruption of key clinical trial activities, such as on-site clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may ultimately impact the extent of missing data.

The COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA and other regulatory authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. If regulatory matters resulting from COVID-19 continue to prevent regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could impact the ability of regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants that emerge or the effectiveness of actions to contain and treat COVID-19 and new variants, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition. See “Risk Factors” for additional discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in these items in dollars and as a percentage.

	Year Ended December 31,
(Dollar amounts in thousands)	2021	2020	$Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$3,470	$3,090	$380	12%
COVID-19	411	5,300	(4,889)	—
Other clinical trials	9	107	(98)	(92)%
Drug and delivery system costs	1,388	2,636	(1,248)	(47)%
Clinical programs	5,278	11,133	(5,855)	(53)%
Research and development infrastructure	5,778	4,956	822	17%
INOpulse engineering	1,959	1,801	158	9%
Total research and development expenses	13,015	17,890	(4,875)	(27)%
General and administrative expenses	7,146	8,386	(1,240)	(15)%
Total operating expenses	20,161	26,276	(6,115)	(23)%
Loss from operations	(20,161)	(26,276)	6,115	(23)%
Change in fair value of common stock warrant liability	600	(327)	927	(283)%
Interest income and financing expenses, net	5	(250)	255	(102)%
Pre-tax loss	(19,556)	(26,853)	7,297	(27)%
Income tax benefit	1,800	2,125	(325)	(15)%
Net loss	$(17,756)	$(24,728)	$6,972	(28)%

Total Operating Expenses. Total operating expenses for the year ended December 31, 2021 were $20.2 million compared to $26.3 million for the year ended December 31, 2020, a decrease of $6.1 million, or 23%. This decrease was due to a decrease in research and development expenses primarily attributable to the discontinuation of the COVID-19 trial in the current year as well as a decrease in our general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the year ended December 31, 2021 were $13.0 million compared to $17.9 million for the year ended December 31, 2020, a decrease of $4.9 million, or 27%. The decrease in research and development expenses was primarily attributable to the decrease in expenses related to the COVID-19 trial in 2021 due to our discontinuation of such trial. Total research and development expenses consisted primarily of the following:

●	fILD, PH-Sarc and PH-COPD research and development expenses for the year ended December 31, 2021 were $3.5 million compared to $3.1 million for the year ended December 31, 2020, an increase of $0.4 million, or 12%. The increase was primarily due to the timing of the Phase 3 fILD trial which was ongoing during the year ended December 31, 2021 and the Phase 2 trial during the year ended December 31, 2020.

●	COVID-19 expenses for the year ended December 31, 2021 were $0.4 million compared to $5.3 million for the year ended December 31, 2020, a decrease of $4.9 million. The decrease is due to the timing of completion of the trial and close-out activities during the first quarter of 2021.
●	Drug and delivery system costs for the year ended December 31, 2021 were $1.4 million compared to $2.6 million for the year ended December 31, 2020, a decrease of $1.2 million, or 47%. Drug and delivery system costs are recorded at the time of purchase from our suppliers. The decrease in the drug and delivery system costs was attributable to the close-out of the COVID-19 trial during the first quarter in 2021 compared to the commencement requirements to support the COVID-19 trial and the Phase 3 trial activities of fILD during the year ended December 31, 2020.
●	Research and development infrastructure expenses for the year ended December 31, 2021 were $5.8 million compared to $5.0 million for the year ended December 31, 2020, an increase of $0.8 million, or 17%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the year ended December 31, 2021.
●	INOpulse engineering expenses for the year ended December 31, 2021 were $2.0 million compared to $1.8 million for the year ended December 31, 2020, an increase of $0.2 million, or 9%. The increase was primarily due to additional consulting expenses related to improvement of the delivery system manufacturing process.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2021 were $7.1 million compared to $8.4 million for the year ended December 31, 2020, a decrease of $1.3 million, or 15%. The decrease was primarily due to reduced consulting and labor costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the year ended December 31, 2021 was income of $0.6 million compared to an expense of $0.3 million for the year ended December 31, 2020. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and shorter remaining term.

Income Tax Benefit. Income tax benefit was $1.8 million for the year ended December 31, 2021, compared to $2.1 million for the year ended December 31, 2020, a decrease of $0.3 million, or 15%. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. In May 2020, we sold $21.2 million of state NOLs and $0.2 million of Research and Development credit under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

We had cash and cash equivalents of $24.7 million as of December 31, 2021. Our existing cash and cash equivalents as of December 31, 2021 will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we will require additional capital in the form of equity, debt or both. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is related to the further implementation of our current business plan. Advances and changes in our business plans and clinical programs may offer alternative utilization of our capital resource including shifting resources between programs as well as various strategic financing opportunities. We continue to pursue potential sources of funding, including equity financing.

We may continue to pursue potential sources of funding, including equity financing and previously were able to obtain funding from equity offerings and sale of tax attributes during 2021 and 2020, including:

●	On April 1, 2020, we completed the sale of 1,275,000 shares of our common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to our effective shelf registration statement on Form S-3.
●	On May 22, 2020, we completed the sale of 3,365,384 shares of our common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million and offering costs of $0.3 million. The agent fees included a financial advisory fee of $0.9 million to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of our board of directors. Such shares were sold pursuant to our prior shelf registration statement on Form S-3.
●	On June 26, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 2, 2020. The shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offerings, up to $150 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.
●	In July 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, we have not sold any shares under this agreement.
●	The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short-term financial needs. We have sold $16.3 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. We have also sold an additional $21.2 million of state NOLs and $0.2 million of research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million in May 2020. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or are unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about our ability to continue as a going concern in accordance with relevant accounting guidance may exist in future periods.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
(Dollar amounts in thousands)	2021	2020
Operating activities	$(22,821)	$(19,884)
Financing activities	—	57,567
Net change in cash, cash equivalents and restricted cash	$(22,821)	$37,683

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $22.8 million, as compared to $19.9 million for the year ended December 31, 2020. The change in cash used in operating activities was primarily due to the change in operating assets and liabilities which is partially offset by the decrease in our operating expenses.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the year ended December 31, 2021. Cash provided by financing activities for the year ended December 31, 2020 was $57.6 million, which included the proceeds from the direct and public offerings in the second quarter of 2020 as well as warrant exercises in the first quarter of 2020.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1 to 3 years	3 to 5 years
Operating Lease Obligations(1)	$988	$783	$205	$—
Total	$988	$783	$205	$—
(1)	Operating lease obligations include a lease agreement we entered into on August 6, 2015 for office space and a lease agreement we entered into on September 3, 2019 for laboratory space, both in Warren, New Jersey.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $24.7 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained operating losses and believes that existing cash and cash equivalents are not sufficient to satisfy operating cash needs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short Hills, New Jersey

March 31, 2022

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24,736	$47,557
Restricted cash	103	103
Prepaid expenses and other current assets	620	420
Total current assets	25,459	48,080
Restricted cash, non-current	300	300
Right of use assets, net	863	1,504
Property and equipment, net	67	169
Other non-current assets	186	186
Total assets	$26,875	$50,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,192	$3,725
Accrued research and development	1,397	3,699
Accrued expenses	1,711	2,305
Current portion of operating lease liabilities	752	704
Total current liabilities	5,052	10,433
Long term operating lease liabilities	203	956
Common stock warrant liability	1	601
Total liabilities	5,256	11,990

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,545,451 and 9,491,111 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	253,771	252,645
Accumulated deficit	(232,247)	(214,491)
Total stockholders' equity	21,619	38,249
Total liabilities and stockholders' equity	$26,875	$50,239

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2021	2020	2019
Operating expenses:
Research and development	$13,015	$17,890	$11,032
General and administrative	7,146	8,386	6,441
Total operating expenses	20,161	26,276	17,473
Loss from operations	(20,161)	(26,276)	(17,473)
Change in fair value of common stock warrant liability	600	(327)	2,682
Warrant amendment charge	—	—	(674)
Interest income and financing expenses, net	5	(250)	397
Pre-tax loss	(19,556)	(26,853)	(15,068)
Income tax benefit	1,800	2,125	1,801
Net loss and comprehensive loss	$(17,756)	$(24,728)	$(13,267)
Weighted average shares outstanding:
Basic	9,502,793	7,797,130	4,503,375
Diluted	9,502,793	7,797,130	4,503,375
Net loss per share:
Basic	$(1.87)	$(3.17)	$(2.95)
Diluted	$(1.87)	$(3.17)	$(2.95)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands except share and per share data)

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,911,857	$39	$180,313	$(176,496)	$3,856
Net loss	—	—	—	(13,267)	(13,267)
Warrant amendment	—	—	4,683	—	4,683
Public offering	666,666	7	6,229	—	6,236
Surrender of shares to the Company for the payment of tax withholding obligations	(13,547)	—	(69)	—	(69)
Stock-based compensation	15,151	—	2,152	—	2,152
Balance at December 31, 2019	4,580,127	$46	$193,308	$(189,763)	$3,591
Net loss	—	—	—	(24,728)	(24,728)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	16,666	—	1,633	—	1,633
Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	38,249
Net loss	—	—	—	(17,756)	(17,756)
Stock-based compensation	54,340	—	1,126	—	1,126
Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	$21,619

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(17,756)	$(24,728)	$(13,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102	147	348
Stock-based compensation	1,126	1,633	2,152
Change in fair value of common stock warrant liability	(600)	327	(2,682)
Warrant amendment charge	—	—	674
Financing expense	—	300	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200)	(15)	245
Accounts payable, accrued research and development, accrued expenses and other liabilities	(5,493)	2,452	(406)
Net cash used in operating activities	(22,821)	(19,884)	(12,936)
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	3,057	—
Proceeds from issuance of common stock in Public Offering, net of offering expenses	—	26,494	6,236
Payment of expenses related to the ATM sale agreement	—	(186)	—
Proceeds from sale of common stock in Direct Offerings, net of offering expenses	—	28,202	—
Tax withholding payments for stock compensation	—	—	(69)
Net cash provided by financing activities	—	57,567	6,167

Net change in cash, cash equivalents and restricted cash	(22,821)	37,683	(6,769)
Cash, cash equivalents and restricted cash at beginning of period	47,960	10,277	17,046
Cash, cash equivalents and restricted cash at end of period	$25,139	$47,960	$10,277
Non-cash financing activities:
Reclassification of warrant liability to equity on amendment of warrant agreements	$—	$—	$4,009
New right of use asset and operating lease	$—	$—	$322

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(1)	Organization and Nature of the Business

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company's financial results and business operations in the Company's year ended December 31, 2021, the extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's clinical trials may suffer from lower than anticipated patient recruitment or enrollment and the Company may be forced to temporarily delay ongoing trials.
(2)	Summary of Significant Accounting Policies
(a)	Basis of Presentation

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2021 were de minimis.

(h)	New Accounting Pronouncements

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

(3)	Liquidity and Going Concern

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

The Company had cash and cash equivalents of $24.7 million as of December 31, 2021. The Company’s existing cash and cash equivalents as of December 31, 2021, will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents are not sufficient to satisfy the Company’s operating cash needs for at least one year after the filing of this Annual Report on Form 10-K.

The Company may continue to pursue potential sources of funding, including equity financing and previously was able to obtain funding from equity offerings and sale of tax attributes during 2021 and 2020, including the below:

●	On April 1, 2020, the Company completed the sale of 1,275,000 shares of its common stock in a registered direct offering at an offering price of $12.00 per share, resulting in net proceeds of approximately $14.1 million, after deducting agent fees of $1.1 million and offering costs of $0.1 million. Such shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3.
●	On May 22, 2020, the Company completed the sale of 3,365,384 shares of its common stock in a public offering and concurrent registered direct offering including a full exercise of an option to purchase additional shares at a price of $13.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting agent fees of $2.9 million and offering costs of $0.3 million. The agent fees included a financial advisory fee of $0.9 million to Angel Pond Capital LLC, a company affiliated with Theodore Wang, a member of the Company’s board of directors. Such shares were sold pursuant to our prior shelf registration statement on Form S-3.
●	On June 26, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on July 2, 2020. The shelf registration allows us to issue, from time to time at prices and on terms to be determined prior to the time of any such offering, up to $150 million of any combination of common stock, preferred stock, debt securities, warrants and rights, either individually or in units.
●	In July 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which it may offer and sell shares of its common stock, from time to time, for an aggregate sales price of up to $40.0 million through an “at the market offering” program under a shelf registration statement on Form S-3. To date, the Company has not sold any shares under this agreement.

●	The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company has sold $16.4 million of state NOLs and $0.3 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. The Company has also sold an additional $21.2 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.0 million in May 2020. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years with a term date of March 31, 2023, with the Company’s right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months with a term date of April 30, 2023, with the Company’s right to extend the original term for one period of 90 days. The office and research facility as well as the laboratory operating leases are included in “Right of use assets, net” on the Company’s December 31, 2021 consolidated balance sheet and represents the Company’s right to use the underlying assets for the respective lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liabilities” and “Long term operating lease liabilities” on the Company’s December 31, 2021 consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2021 were de minimis.

Information related to the Company’s right of use assets and related lease liabilities is as follows ($ amounts in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
Cash paid for operating lease liability	$770		$757
Operating lease expenses	$707		$705
Weighted average remaining lease term	1.26	years	2.26	years
Weighted average discount rate	4.93%		4.93%

Maturities of lease liabilities as of December 31, 2021 were as follows:

2022	$783
2023	205
988
Less imputed interest	(32)
Total operating lease liability	$956

Rent expenses for the years ended December 31, 2021 and 2020 were $0.7 million.

(5)	Property and Equipment

Property and equipment as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Machinery and equipment	$2,048	$2,048
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	2,528
Less accumulated depreciation	(2,461)	(2,359)
	$67	$169

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.1 million, and $0.3 million, respectively.

(6)	Common Stock Warrants

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share. On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge during the year ended December 31, 2019. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. During the year ended December 31, 2021, all the previously outstanding liability classified warrants of the 2016 Warrants, which were not subject to the Warrant Amendment previously described, expired. As of December 31, 2021, there were 585,139 of the 2016 Warrants outstanding, all of which were equity classified. During the year ended December 31, 2020, there were 254,760 of the November 2016 warrants exercised for net proceeds of $3.1 million.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2021, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2021, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Expired	—	(76,171)	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(600)
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1

The following table summarizes warrant activity for the year ended December 31, 2020 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2019	2,136,549	146,837	$274
Exercises	(254,760)	—	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	327
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601

See Note 7 for determination of fair value of common stock warrant liability.

(7)	Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2021 for financial instruments measured at fair value on a recurring basis (in thousands):

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

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate		0.39%		0.39%	0.10%	-	0.13%	0.11%
Expected volatility	77.35%	-	82.82%	77.66%	169.63%	-	231.10%	202.21%
Expected term (in years)	0.4	-	0.9	0.8	0.9	-	1.9	1.4
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

(8)	Stock-Based Compensation

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 plan from 333,333 to 833,333. As of December 31, 2021, the Company had 661,346 shares available for grant.

As of December 31, 2021, there was approximately $0.5 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.2 years.

No tax benefit was recognized during the years ended December 31, 2021, 2020 and 2019 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

The weighted average grant-date fair value of options issued during the years ended December 31, 2021, 2020 and 2019 was $2.76, $9.28 and $5.68, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2021, 2020 and 2019.

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Valuation assumptions:
Risk-free rate	1.30%	0.33%	1.67%
Expected volatility	133.53%	144.33%	86.02%
Expected term (years)	5.5	5.7	6.0
Dividend yield	—%	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Exercise			Average	Contractual
	Options	Price			Price	Life (in years)
Options outstanding as of December 31, 2018	451,246	$7.35	-	199.20	$32.41	8.6
Granted	221,562	7.50	-	13.20	7.87
Expired	(133)	180.00			180.00
Forfeited	(9,174)	7.35	-	180.00	35.03
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Granted	77,263	10.12	-	12.58	10.12
Forfeited	(507)	7.35	-	199.20	23.47
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Granted	97,483	3.10	-	4.06	3.11
Forfeited	(220,391)	7.50	-	199.20	40.39
Options outstanding as of December 31, 2021	617,349	$3.10	-	199.20	$13.28	7.0
Options vested and exercisable as of December 31, 2021	487,961	$3.10	-	199.20	$15.49	6.4

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2021 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the year ended December 31, 2021 were in relation to director compensation and vested in full by December 31, 2021.

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2021, 2020 and 2019 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2018	64,365	$18.49	$1.2	0.3
Granted	15,151	13.21	0.2
Vested	(79,516)	(17.48)	(1)
Restricted stock outstanding as of December 31, 2019	—	$—	$—	—
Granted	23,332	6.00	0.1
Vested	(16,666)	(6.00)	(0.1)
Expired	(6,666)	(6.00)	—
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—
Granted	54,340	3.69	0.2
Vested	(54,340)	3.69	(0.2)
Restricted stock outstanding as of December 31, 2021	—	$—	$—	—

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to
	February 12, 2014
						Weighted
						Average
					Weighted	Remaining
		Range of			Average	Contractual
	Shares	Exercise Price			Exercise Price	Life (in years)
Options outstanding, vested and exercisable as of December 31, 2018	4,594	$116.55	-	268.80	$136.81	3.2
Forfeited	(759)	116.55	-	223.65	129.65
Expired	(372)	268.80			268.80
Options outstanding, vested and exercisable as of December 31, 2019	3,463	$116.55	-	268.80	$136.81	2.3
Forfeited	(892)	116.55	-	124.05	119.17
Expired	(63)	208.65			208.65
Options outstanding, vested and exercisable as of December 31, 2020	2,508	$116.55	-	223.65	$123.87	1.5
Forfeited	(503)	124.05	-	131.55	130.39
Expired	(907)	116.55			116.55
Options outstanding, vested and exercisable as of December 31, 2021	1,098	$124.05	-	223.65	$126.94	1.2

There were no options exercised during the years ended December 31, 2021, 2020 and 2019. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2021 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Research and development	$309	$376	$691
General and administrative	817	1,257	1,461
Total expense	$1,126	$1,633	$2,152
(8)
(9)	Income Taxes

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

The Company’s tax rate for 2021 and 2020 are (9.2%) and (7.9%), respectively, due to the fact that it sold its New Jersey state Net Operating Losses and Credits and recognized the sale as a benefit. The Company expects to generate additional losses and currently has a full valuation allowance.

The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	(1.9)%	(0.9)%	0.4%
Research tax credits	3.8%	4.5%	5.5%
Valuation allowance	67.9%	(22.8)%	(34.4)%
Prior year adjustments	(89.1)%	0.5%	5.0%
Sale of NOLs and R&D tax credits	(9.2)%	(7.9)%	(13.6)%
Expenses associated with common stock warrant liability (a)	0.6%	(0.3)%	3.2%
Incentive stock options, non-deductible and permanent items	(2.3)%	(2.0)%	(0.7)%
	(9.2)%	(7.9)%	(13.6)%
(a)	Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2021 and 2020 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2021 are as follows (in thousands):

	December 31, 2021
	Assets	(Liabilities)
Net operating loss carryforwards	$40,591	$—
Research tax credit carryforwards	5,889	—
Property and equipment	17	—
Stock based compensation	660	—
Intangible assets	4,700	—
Lease liability	26
Accrued expenses	298	—
Subtotal	52,181	—
Valuation allowance	(52,181)	—
Total deferred tax assets (liabilities)	$—	$—
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2020 are as follows (in thousands):

	December 31, 2020
	Assets	(Liabilities)
Net operating loss carryforwards	$31,732	$—
Research tax credit carryforwards	25,976	—
Property and equipment	—	(1)
Stock based compensation	1,909	—
Intangible assets	5,363	—
Lease liability	44
Accrued expenses	432	—
Subtotal	65,456	(1)
Valuation allowance	(65,455)	—
Total deferred tax assets (liabilities)	$1	$(1)
Net deferred tax assets	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2021, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $174.7 million and for state income tax reporting purposes of approximately $54.9 million, which expire at various dates between fiscal 2037 and 2040 for NOLs incurred for federal income tax prior to January 1, 2018. Losses incurred after this date have an indefinite life. The Company has sold $16.4 million of state NOLs and $0.3 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. The Company also sold an additional $21.2 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey’s Technology business Tax Certificate Transfer Program for net proceeds of $2.0 million in May 2020. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval.

In May 2021 the Company received a Final Determination letter from the New Jersey Division of Taxation (the “Final Determination Letter”) related to the deduction of expenses, disallowed for federal income tax purposes, used in calculating the Orphan Drug Credit for tax years 2015 and 2016. The aggregate claim of tax liabilities owed by the Company was approximately $1.6 million, inclusive of interest. The Company opted to formally amend the 2015, 2016 and 2017 federal income tax returns to forgo the federal Orphan Drug Credit and fully claimed the deduction for the previously disallowed operating expenses. This has been reflected within the prior year adjustments line in the above reconciliation of the statutory federal income tax rate to the Company’s effective tax rate. On August 25, 2021 the Company received an additional letter from the New Jersey Division of Taxation notifying the Company of the acceptance of the amended returns and the cancellation of its assessment as communicated in the Final Determination Letter with no liability due for either year.

As of December 31, 2021 and 2020, the Company had no material uncertain tax positions.

(10)	Net Loss Per Share

	Twelve months ended December 31,
	2021	2020	2019
Net loss	$(17,756)	$(24,728)	$(13,267)
Weighted-average shares:
Basic	9,502,793	7,797,130	4,503,375
Diluted	9,502,793	7,797,130	4,503,375
Net loss per share:
Basic	$(1.87)	$(3.17)	$(2.95)
Diluted	$(1.87)	$(3.17)	$(2.95)

For the year ended December 31, 2021, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.6 million, which included 0.6 million options to purchase shares and 2.0 million warrants to purchase shares.

For the year ended December 31, 2020, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.7 million, which included 0.7 million options to purchase shares and 2.0 million warrants to purchase shares.

For the year ended December 31, 2019, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion what have been anti-dilutive was 3.0 million, which included 0.7 million options to purchase shares, and 2.3 million warrants to purchase shares.

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, as applicable. Diluted net loss per share is calculated by dividing net loss, adjusted to reflect the impact of dilutive securities, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

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

Contractual Obligations

The following is a summary of the Company’s long-term contractual cash obligations as of December 31, 2021 (in thousands):

Operating Lease (1)
2022	$783
2023	205
Thereafter	—
Total	$988
(1)	Operating lease obligations include a lease agreement the Company entered into on August 6, 2015 for office space and a lease agreement the Company entered into on September 3, 2019 for laboratory space both in Warren, New Jersey.

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act.

The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our company does not meet the accelerated or large accelerated filer definitions as of December 31, 2021. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

On March 30, 2022, the Board of Directors removed the interim designation from our Principal Executive Officer, Peter Fernandes, effective immediately. Mr. Fernandes also serves as our Chief Regulatory, Safety & Quality Officer.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 25, 2022.

Name	Age	Position
Peter Fernandes	67	Principal Executive Officer and Chief Regulatory, Safety & Quality Officer
Nicholas Laccona	33	Principal Financial and Accounting Officer and Secretary
Martin Dekker	49	Vice President of Engineering and Manufacturing
Parag Shah	45	Vice President of Business Operations

Peter Fernandes has served as our Principal Executive Officer since November 2021 and has served as our Chief Regulatory, Safety & Quality Officer since May 2015. Prior to joining us, Mr. Fernandes was Vice President of Global Regulatory Affairs at Ikaria Inc., from October 2012 to May 2015, and in this capacity also led our regulatory group since its inception in February 2014. Previously, he led Regulatory Affairs and Quality Assurance for OptiNose, Inc. from October 2010 to September 2012, was Vice President US Drug Regulatory Affairs Respiratory and US DRA Respiratory Franchise Head for Novartis Pharmaceuticals from November 2007 to October 2010. He has also served as the Head of US Development Site and Vice President of Regulatory Affairs and Quality Assurance at Altana Pharma, a subsidiary of Nycomed Inc., and led the US Respiratory and GI Drug Regulatory Affairs group at Boehringer Ingelheim. Mr. Fernandes has over 30 years of experience leading cross functional global development teams covering respiratory and cardiovascular diseases with successful US and global submissions and approvals obtained for a number of well-known drugs e.g., Flomax, Spiriva, Omnaris. Mr. Fernandes also serves as Co-Chair of the Pulmonary Vascular Research Institute (PVRI) Innovative Drug Development Initiative that is instrumental in developing novel regulatory endpoints and clinical trial design for Pulmonary Hypertension (PH) in collaboration with academia, industry and regulators. Mr. Fernandes has an M. Pharm. from the Grant Medical College and a B. Pharm. from the K.M. K College of Pharmacy, both at the University of Bombay in India.

Nicholas Laccona has served as our Principal Financial and Accounting Officer and Secretary since October 2021. Mr. Laccona previously served as the Controller of the Company since August of 2020. Prior to joining the Company, Mr. Laccona served as Senior Manager, Audit at KPMG LLP from December 2014 through August 2020. Prior to that, Mr. Laccona served as an auditor with Sobel & Co., LLC. Mr. Laccona holds a Bachelor’s degree from the University of Maryland, College Park, is a Certified Public Accountant and an active member of the America Institute of Certified Public Accountants.

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

Delinquent Section 16(a) Reports

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Delinquent Section 16(a) Reports” section of our 2022 Proxy Statement.

Item 11.          Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2022 Proxy Statement.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2022 Proxy Statement.

Item 14.          Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

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
4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-201474) filed with the SEC on February 3, 2015)

4.2

Form of Warrant Amendment, dated June 28, 2019 , between the Registrant and certain holders identified therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on July 1, 2019)

4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 00136845) filed with the SEC on March 11, 2021)

4.4	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
4.5	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S 3 (File No. 333 239473) filed with the SEC on June 26, 2020)
10.1+	Assumed 2007 Ikaria Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)
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

Drug Clinical Supply Agreement, dated as of February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.9†

Exclusive Cross-License, Technology Transfer and Regulatory Matters Agreement, dated February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, as amended on March 27, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.10

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

10.11

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

10.13+

Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.14+

Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.15

Second Amendment to the Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, dated July 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.16

Form of Amendment to Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services,  Inc. dated July 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.17+

Offer Letter between Amy Edmonds and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.18+

Form of Restricted Stock Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 4, 2015)

10.19

Second Amendment to Drug Clinical Supply Agreement and Third Amendment to Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement, dated November 16, 2015, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 12, 2016)

10.20

Registration Rights Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 27, 2017)

10.21

Binding Term Sheet and Agreement for Line of Credit Facility dated December 16, 2019 between the Company and the signatories identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 17, 2019)

10.22

Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among Bellerophon Therapeutics, Inc. and the Investors. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on March 30, 2020)

10.23

Advisory Agreement, by and between Bellerophon Therapeutics, Inc. and Angel Pond Capital LLC, dated May 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on May 20, 2020)

10.24

Subscription Agreement by and between Bellerophon Therapeutics, Inc. and Puissance Life Science Opportunities Fund VI, dated May 18, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8 K (File No. 001 36845) filed with the SEC on May 20, 2020)

10.25

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

Date: March 31, 2022

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Peter Fernandes
Peter Fernandes
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Fernandes	Principal Executive Officer	March 31, 2022
Peter Fernandes	(Principal Executive Officer)

/s/ Nicholas Laccona	Principal Financial & Accounting Officer and Secretary	March 31, 2022
Nicholas Laccona	(Principal Financial Officer and Principal Accounting Officer)

/s/ Naseem Amin	Chairman	March 31, 2022
Naseem Amin

/s/ Scott P. Bruder	Director	March 31, 2022
Scott P. Bruder

/s/ Mary Ann Cloyd	Director	March 31, 2022
Mary Ann Cloyd

/s/ Crispin Teufel	Director	March 31, 2022
Crispin Teufel

/s/ Ted Wang	Director	March 31, 2022
Ted Wang