Form 10-Q
period 2022-03-31
Bellerophon Therapeutics, Inc.
filed 2022-05-11
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2022:  9,545,451

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,000	$24,736
Restricted cash	103	103
Prepaid expenses and other current assets	413	620
Total current assets	20,516	25,459
Restricted cash, non-current	300	300
Right of use assets, net	697	863
Property and equipment, net	46	67
Other non-current assets	186	186
Total assets	$21,745	$26,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,193	$1,192
Accrued research and development	1,857	1,397
Accrued expenses	751	1,711
Current portion of operating lease liabilities	765	752
Total current liabilities	5,566	5,052
Long term operating lease liabilities	8	203
Common stock warrant liability	1	1
Total liabilities	5,575	5,256

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,545,451 and 9,545,451 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	253,963	253,771
Accumulated deficit	(237,888)	(232,247)
Total stockholders' equity	16,170	21,619
Total liabilities and stockholders' equity	$21,745	$26,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$4,409	$3,584
General and administrative	1,233	2,275
Total operating expenses	5,642	5,859
Loss from operations	(5,642)	(5,859)
Change in fair value of common stock warrant liability	—	397
Interest and other income, net	1	1
Pre-tax loss	(5,641)	(5,461)
Net loss and comprehensive loss	$(5,641)	$(5,461)
Weighted average shares outstanding:
Basic	9,545,451	9,491,281
Diluted	9,545,451	9,491,281
Net loss per share:
Basic	$(0.59)	$(0.58)
Diluted	$(0.59)	$(0.58)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three months ended March 31, 2022:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	$21,619
Net loss	—	—	—	(5,641)	(5,641)
Stock-based compensation	—	—	192	—	192
Balance at March 31, 2022	9,545,451	$95	$253,963	$(237,888)	$16,170

For the three months ended March 31, 2021:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(5,461)	(5,461)
Stock-based compensation	15,308	—	341	—	341
Balance at March 31, 2021	9,506,419	$95	$252,986	$(219,952)	$33,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,641)	$(5,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	29
Stock-based compensation	192	341
Change in fair value of common stock warrant liability	—	(397)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	207	(26)
Accounts payable, accrued research and development, accrued expenses and other liabilities	485	(2,372)
Net cash used in operating activities	(4,736)	(7,886)
Net change in cash, cash equivalents and restricted cash	(4,736)	(7,886)
Cash, cash equivalents and restricted cash at beginning of period	25,139	47,960
Cash, cash equivalents and restricted cash at end of period	$20,403	$40,074

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that the Company will be unable to obtain additional funds on a timely basis and hence there will be substantial doubt about its ability to continue as a going concern.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three months ended March 31, 2022, the extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted. For instance, the Company may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 for the Company are not necessarily indicative of the results expected for the full year.

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

The Company does not recognize ROU assets or related lease liabilities with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2022 and 2021 were de minimis.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development and clinical trials of, and seeks regulatory approval for its product candidates. The Company’s primary uses of capital are, and it expects will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

The Company had unrestricted cash and cash equivalents of $20.0 million as of March 31, 2022. The Company’s existing cash and cash equivalents as of March 31, 2022, will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address its short term financial needs. The Company sold $16.4 million of state NOLs and $0.3 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

The Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of March 31, 2022 and proceeds expected to become available upon the sale of state NOLs and R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will not be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2022 and 2021 were de minimis.

Information related to the Company’s right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended March 31,
	2022		2021
Cash paid for operating lease liability	$193		$190
Operating lease expenses	$177		$177
Weighted average remaining lease term	1.0	years	2.0	years
Weighted average discount rate	4.93%		4.93%

Maturities of the lease liability as of March 31, 2022 were as follows:

2022	589
2023	205
794
Less imputed interest	(21)
Total operating lease liability	$773

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 2016 Warrants were extended by two (2) additional years (until November 29, 2023). The difference in fair market value of the warrants before and after the amendment, of $0.7 million, was recorded in the consolidated statement of operations as a warrant amendment charge during the year ended December 31, 2019. The fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. During the year ended December 31, 2021, all of the previously outstanding liability classified warrants of the 2016 Warrants, which were not subject to the Warrant Amendment previously described, expired. As of March 31, 2022, there were 585,139 of the 2016 Warrants outstanding, all of which were equity classified. No warrants were exercised during the three months ended March 31, 2022 and 2021.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable and will expire five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2022, all of these warrants were outstanding.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2022, all of these warrants were outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2022 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	—
Warrants outstanding as of March 31, 2022	1,881,789	70,666	$1

The following table summarizes warrant activity for the three months ended March 31, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(397)
Warrants outstanding as of March 31, 2021	1,881,789	146,837	$204

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

The following table summarizes fair value measurements by level at March 31, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$1	$1

The following table summarizes fair value measurements by level at December 31, 2021 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liabilities	$—	$—	$1	$1

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
Valuation assumptions:	Range			Weighted Average	Range			Weighted Average
Risk-free interest rate	0.02%			0.02%	0.39%			0.39%
Expected volatility	77.98%	-	78.11%	78.10%	77.35%	-	82.82%	77.66%
Expected term (in years)	0.1	-	0.6	0.6	0.4	-	0.9	0.8
Dividend yield	—%	-	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of March 31, 2022, the Company had 621,478 shares available for grant under the 2015 Plan.

As of March 31, 2022, there was approximately $1.1 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

No tax benefit was recognized during the three months ended March 31, 2022 and 2021 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Options

There were no options granted during the three months ended March 31, 2022 and 2021.

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2022 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2021	617,349	$3.10	-	199.20	$13.28	7.0
Forfeited	(292,132)	7.35	-	199.20	14.12	—
Options outstanding as of March 31, 2022	325,217	$3.10	-	199.20	$12.53	7.5
Options vested and exercisable as of March 31, 2022	203,810	$3.10	-	199.20	$17.40	6.4

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2022 was zero.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2022 were in relation to director compensation and vested in full by the three months ended March 31, 2022.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2022 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2021	—	$—	$—	—
Granted	355,000	2.35	0.8
Forfeited	(23,000)	2.36	(0.1)
Restricted stock outstanding as of March 31, 2022	332,000	$2.35	$0.7	1.7

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the three months ended March 31, 2022, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2021	1,098	$124.05	-	223.65	$126.94	1.2
Options outstanding as of March 31, 2022	1,098	$124.05	-	223.65	$126.94	0.9
Options vested and exercisable as of March 31, 2022	1,098	$124.05	-	223.65	$126.94	0.9

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2022 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2022 and 2021(in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$113	$63
General and administrative	79	278
Total expense	$192	$341

(8) Income Taxes

The effective tax rate for each of the three months ended March 31, 2022 and 2021 was 0.0% which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2022 excluding any benefits from any sales of net operating losses or research and development, or R&D, tax credits is expected to be zero because the Company expects to generate additional losses and currently has a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

Subject to state approval, the Company plans to sell NOLs and Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

As of March 31, 2022, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the three months ended March 31, 2022 and 2021, therefore diluted net loss per share is the same as the basic net loss per share.

As of March 31, 2022, the Company had 326,315 options to purchase shares and 1,952,455 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

(11) Subsequent Events

During April 2022, the Company completed the sale of $25.1 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

INOpulse for fILD

We initiated our clinical program in fILD in 2016. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. Clinical site initiation and patient enrollment have been impacted due to the COVID-19 pandemic, however, to date we have activated a majority of our targeted clinical sites and continue to focus our efforts on site engagement and patient recruitment.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2022	2021	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$1,327	$886	$441	50%
COVID-19	—	415	(415)	—
Other clinical trials	1	3	(2)	(67)%
Drug and delivery system costs	799	377	422	112%
Clinical programs	2,127	1,681	446	27%
Research and development infrastructure	1,846	1,389	457	33%
INOpulse engineering	436	514	(78)	(15)%
Total research and development expenses	4,409	3,584	825	23%
General and administrative expenses	1,233	2,275	(1,042)	(46)%
Total operating expenses	5,642	5,859	(217)	(4)%
Loss from operations	(5,642)	(5,859)	217	(4)%
Change in fair value of common stock warrant liability	—	397	(397)	(100)%
Interest income and financing expenses, net	1	1	—	—%
Net loss	$(5,641)	$(5,461)	$(180)	3%

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2022 were $5.6 million compared to $5.9 million for the three months ended March 31, 2021, a decrease of $0.3 million, or 4%. This decrease was primarily due to a decrease in general and administrative expenses partially offset by an increase in clinical program expenditures attributable to the ongoing REBUILD trial.

Research and Development Expenses. Total research and development expenses for the three months ended March 31, 2022 were $4.4 million compared to $3.6 million for the three months ended March 31, 2021, an increase of $0.8 million, or 23%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended March 31, 2022 were $1.3 million compared to $0.9 million for the three months ended March 31, 2021, an increase of $0.4 million, or 50%. The increase was primarily due to the increase in site activations and patient related costs associated the Phase 3 fILD trial.
●	There were no COVID-19 expenses for the three months ended March 31, 2022 as we submitted notification of withdrawal of the IND to the FDA in May 2021. COVID-19 expenses for three months ended March 31, 2021 were related to completion and close-out activities.
●	Drug and delivery system costs for the three months ended March 31, 2022 were $0.8 million, compared to $0.4 million for the three months ended March 31, 2021, an increase of $0.4 million, or 112%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.
●	Research and development infrastructure for the three months ended March 31, 2022 were $1.8 million compared to $1.4 million for the three months ended March 31, 2021, an increase of $0.4 million, or 33%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the three months ended March 31, 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 were $1.2 million compared to $2.3 million for the three months ended March 31, 2021, a decrease of $1.1 million, or 46%. The decrease was due to fewer consulting, labor and stock-based compensation costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the three months ended March 31, 2022 was zero compared to expense of $0.4 million for the three months ended March 31, 2021. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility and a shorter remaining term.

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

We had unrestricted cash and cash equivalents of $20.0 million as of March 31, 2022. Our existing cash and cash equivalents as of March 31, 2022 will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, we believe that it is probable that our plans to sell our NOLs can be effectively implemented to address our short term financial needs. We sold $16.4 million of state NOLs and $0.3 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. During April 2022, we completed the sale of $25.1 million of state NOLs and $0.2 million of Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of March 31, 2022 and $2.2 million in net proceeds available from the sale of state NOLs and R&D credit under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2022	2021
Operating activities	$(4,736)	$(7,886)
Net change in cash, cash equivalents and restricted cash	$(4,736)	$(7,886)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $4.7 million, as compared to $7.9 million for the three months ended March 31, 2021. The change in cash used in operating activities was primarily due to the changes in our operating assets and liabilities.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had unrestricted cash and cash equivalents of $20.0 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents.

Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

BELLEROPHON THERAPEUTICS, INC.

Date: May 11, 2022	By:	/s/ Peter Fernandes
Peter Fernandes Principal Executive Officer

Date: May 11, 2022	By:	/s/ Nicholas Laccona
Nicholas Laccona Principal Financial & Accounting Officer