Form 10-Q
period 2022-09-30
Bellerophon Therapeutics, Inc.
filed 2022-11-14
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 11, 2022:  9,545,451

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,317	$24,736
Restricted cash	404	103
Prepaid expenses and other current assets	338	620
Total current assets	12,059	25,459
Restricted cash, non-current	—	300
Right of use assets, net	357	863
Property and equipment, net	6	67
Other non-current assets	186	186
Total assets	$12,608	$26,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,525	$1,192
Accrued research and development	1,888	1,397
Accrued expenses	1,370	1,711
Current portion of operating lease liabilities	396	752
Total current liabilities	5,179	5,052
Long term operating lease liabilities	—	203
Common stock warrant liability	1	1
Total liabilities	5,180	5,256

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,545,451 and 9,545,451 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	95	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	254,395	253,771
Accumulated deficit	(247,062)	(232,247)
Total stockholders' equity	7,428	21,619
Total liabilities and stockholders' equity	$12,608	$26,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,750	$3,030	$12,646	$9,853
General and administrative	1,366	1,773	4,653	6,035
Total operating expenses	5,116	4,803	17,299	15,888
Loss from operations	(5,116)	(4,803)	(17,299)	(15,888)
Change in fair value of common stock warrant liability	—	167	—	600
Interest and other income, net	47	2	67	4
Pre-tax loss	(5,069)	(4,634)	(17,232)	(15,284)
Income tax benefit	—	—	2,417	1,800
Net loss and comprehensive loss	$(5,069)	$(4,634)	$(14,815)	$(13,484)
Weighted average shares outstanding:
Basic	9,545,451	9,506,419	9,545,451	9,501,428
Diluted	9,545,451	9,506,419	9,545,451	9,501,428
Net loss per share:
Basic	$(0.53)	$(0.49)	$(1.55)	$(1.42)
Diluted	$(0.53)	$(0.49)	$(1.55)	$(1.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three and nine months ended September 30, 2022:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	9,545,451	$95	$254,178	$(241,993)	$12,280
Net loss	—	—	—	(5,069)	(5,069)
Stock-based compensation	—	—	217	—	217
Balance at September 30, 2022	9,545,451	$95	$254,395	$(247,062)	$7,428

Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	$21,619
Net loss	—	—	—	(14,815)	(14,815)
Stock-based compensation	—	—	624	—	624
Balance at September 30, 2022	9,545,451	$95	$254,395	$(247,062)	$7,428

For the three and nine months ended September 30, 2021:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	9,506,419	$95	$253,343	$(223,341)	$30,097
Net loss	—	—	—	(4,634)	(4,634)
Stock-based compensation	—	—	328	—	328
Balance at September 30, 2021	9,506,419	$95	$253,671	$(227,975)	$25,791

Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(13,484)	(13,484)
Stock-based compensation	15,308	—	1,026	—	1,026
Balance at September 30, 2021	9,506,419	$95	$253,671	$(227,975)	$25,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,815)	$(13,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	81
Stock-based compensation	624	1,026
Change in fair value of common stock warrant liability	—	(600)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	282	(478)
Accounts payable, accrued research and development, accrued expenses and other liabilities	430	(5,388)
Net cash used in operating activities	(13,418)	(18,843)

Net change in cash, cash equivalents and restricted cash	(13,418)	(18,843)
Cash, cash equivalents and restricted cash at beginning of period	25,139	47,960
Cash, cash equivalents and restricted cash at end of period	$11,721	$29,117

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs.
●	The risk that the Company will be unable to obtain adequate funds to alleviate the substantial doubt about its ability to continue as a going concern.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic is impacting its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three and nine months ended September 30, 2022, the extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted. For instance, the Company may be forced to temporarily delay ongoing trials.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 for the Company are not necessarily indicative of the results expected for the full year.

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

(g) Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes right of use (“ROU”) assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. Lease expense is recognized on a straight-line basis over the term of the lease. Lease liabilities are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of operations in the same line item as expenses arising from fixed lease payments.

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

The Company does not recognize ROU assets or related lease liabilities for leases with a term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2022 and 2021 were de minimis.

(3) Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it continues the development and clinical trials of, and seeks regulatory approval for its product candidates. The Company’s primary uses of capital are, and are expected to continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

The Company had unrestricted cash and cash equivalents of $11.3 million as of September 30, 2022. The Company’s existing cash and cash equivalents as of September 30, 2022, will be used primarily to fund the Phase 3 trial of INOpulse for the treatment of fibrotic interstitial lung disease (fILD).

The State of New Jersey’s Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of net operating loss (NOL) and research and development (R&D) credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. Based on consideration of various factors, including application processing time and past trend of benefits made available under the program, the Company believes that it is probable that its plans to sell its NOLs can be effectively implemented to address certain of its short term financial needs. During April 2022, the Company completed the sale of $25.1 million of state NOLs and $0.2 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million. The Company sold $16.4 million of state NOLs and $0.3 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in June 2021 for net proceeds of $1.7 million. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

The Company evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.

Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of September 30, 2022 and proceeds expected to become available upon the future sale of state NOLs and R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program will not be sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that the Company raises additional capital through the future sale of equity or convertible debt, the ownership interest of its existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. In addition, there are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic is impacting its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s business operations, site activation and patient enrollment in its clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

(4) Right of Use Assets and Leases

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years ending on March 31, 2023, with the Company’s right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months ending on April 30, 2023, with the Company’s right to extend the original term for one period of 90 days. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities for leases with a term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2022 and 2021 were de minimis.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows ($ amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022		2021
Cash paid for operating lease liability	$197	$193	$586		$577
Operating lease expenses	$177	$177	$532		$530
Weighted average remaining lease term			0.5	years	1.5	years
Weighted average discount rate			4.92%		4.93%

Maturities of the lease liabilities as of September 30, 2022 were as follows:

2022	$197
2023	205
402
Less imputed interest	(6)
Total operating lease liability	$396

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants that were immediately exercisable and will expire 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase shares. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the amended 2016 Warrants were extended by two (2) additional years (until November 29, 2023) and the fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continue to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. During the year ended December 31, 2021, all of the previously outstanding liability classified warrants of the 2016 Warrants, which were not subject to the Warrant Amendment previously described, expired. As of September 30, 2022, there were 585,139 of the 2016 Warrants outstanding, all of which were equity classified. No warrants were exercised during the nine months ended September 30, 2022.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date (or November 15, 2022) at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable with an expiration date five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2022, all of the warrants issued to the investor were outstanding and all of the warrants issued to the placement agent have expired.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares that became exercisable commencing six months from their issuance and will expire five years from the initial exercise date (or March 29, 2023) at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2022, all of these warrants were outstanding.

The following table summarizes warrant activity for the nine months ended September 30, 2022 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1
Expired	—	(4,000)	—
Warrants outstanding as of September 30, 2022	1,881,789	66,666	$1

The following table summarizes warrant activity for the nine months ended September 30, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(600)
Warrants outstanding as of September 30, 2021	1,881,789	146,837	$1

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

The following table summarizes fair value measurements by level at September 30, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrants outstanding (weighted average calculated based on the number of outstanding warrants on each issuance) as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Valuation assumptions:	Range	Weighted Average	Range			Weighted Average
Risk-free interest rate	4.01%	4.01%	0.39%			0.39%
Expected volatility	99.25%	99.25%	77.35%	-	82.82%	77.66%
Expected term (in years)	0.1	0.1	0.4	-	0.9	0.8
Dividend yield	—%	—%	—%	-	—%	—%

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation.  On May 4, 2017, the Company’s stockholders approved an amendment to the 2015 Plan to increase the aggregate number of shares available for the grant of awards to 333,333 and to increase the maximum number of shares available under the annual increase to 200,000 shares. On May 14, 2019, the Company’s stockholders approved an additional amendment to the 2015 Plan to increase the aggregate number of shares reserved for issuance under the 2015 Plan from 333,333 to 833,333. As of September 30, 2022, the Company had 608,047 shares available for grant under the 2015 Plan.

As of September 30, 2022, there was approximately $0.6 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 1.08 years.

No tax benefit was recognized during the three and nine months ended September 30, 2022 and 2021 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Options

There were no options granted during the three and nine months ended September 30, 2022 and 2021.

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2022 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2021	617,349	$3.10	-	199.20	$13.28	7.0
Forfeited/Cancelled	(293,701)	7.35	-	199.20	14.09	—
Options outstanding as of September 30, 2022	323,648	$3.10	-	199.20	$12.55	7.0
Options vested and exercisable as of September 30, 2022	212,514	$3.10	-	199.20	$17.10	5.9

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2022 was zero.

Restricted Stock

Compensation expense is measured based on the fair value of the restricted stock on the grant date and is recognized on a straight-line basis over the requisite service period. Restricted stock are forfeited if the employee ceases to be employed by the Company prior to vesting.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2022 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2021	—	$—	$—	—
Granted	370,000	2.30	0.9
Forfeited	(23,000)	2.36	(0.1)
Restricted stock outstanding as of September 30, 2022	347,000	$2.29	$0.8	0.7

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the nine months ended September 30, 2022, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2021	1,098	$124.05	-	223.65	$126.94	1.2
Cancelled	(156)	124.05	-	223.65	141.90	—
Options outstanding as of September 30, 2022	942	$124.05	-	131.55	$124.46	0.4
Options vested and exercisable as of September 30, 2022	942	$124.05	-	131.55	$124.46	0.4

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2022 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$134	$88	$380	$238
General and administrative	83	240	244	788
Total expense	$217	$328	$624	$1,026

(8) Income Taxes

Excluding the impact of the sale of state net operating losses (“NOL”) and research and development tax credits during the nine months ended September 30, 2022 and 2021, the effective tax rate for each of the nine months ended September 30, 2022 and 2021 was zero which was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

As of September 30, 2022, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

The Company reported a net loss for the nine months ended September 30, 2022 and 2021, therefore diluted net loss per share is the same as the basic net loss per share.

As of September 30, 2022, the Company had 324,590 options to purchase shares, 1,948,455 warrants to purchase shares, and 347,000 restricted stock units outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. In September 2022, we announced that the FDA accepted our proposal to reduce the study size to 140 subjects. The new study size does not impact the trial’s principal objective or endpoints and maintains power of >90% (p-value < 0.01) for the primary endpoint of MVPA based on the effect size observed in our Phase 2 study. We expect that enrollment will conclude in the first quarter of 2023 and expect top-line data in the third quarter of 2023.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (PH-Sarc). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance. Supported by the results from this study, on June 21, 2022, we submitted to the FDA an exploratory Phase 2 double-blinded placebo-controlled study to investigate the safety and efficacy of inhaled nitric oxide/INOpulse dosed chronically for six months in patients with PH-Sarc. Subsequently, on July 28, 2022, we received an FDA letter indicating that the FDA completed its review of our study protocol, with a minor recommendation to include safety stopping rules. We have agreed to incorporate this recommendation into our periodic safety reviews. We are now positioned to initiate this Phase 2 study and are currently assessing the next steps for the study.

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

INOpulse for fILD

We initiated our clinical program in fILD in 2016. In March 2020, we announced that in consultation with the FDA, we had finalized the key elements of our planned pivotal Phase 3 study for PH-PF, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. Clinical site initiation and patient enrollment have been impacted due to the COVID-19 pandemic, however, to date we have activated a majority of our targeted clinical sites and continue to focus our efforts on site engagement and patient recruitment. In September 2022, we announced that the FDA accepted our proposal to reduce the study size to 140 subjects. The new study size does not impact the trial’s principal objective or endpoints and maintains power of >90% (p-value < 0.01) for the primary endpoint of MVPA based on the effect size observed in our Phase 2 study.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2022	2021	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$1,310	$871	$439	50%
COVID-19	—	(7)	7	100%
Other clinical trials	—	3	(3)	(100)%
Drug and delivery system costs	475	207	268	129%
Clinical programs	1,785	1,074	711	66%
Research and development infrastructure	1,560	1,472	88	6%
INOpulse engineering	405	484	(79)	(16)%
Total research and development expenses	3,750	3,030	720	24%
General and administrative expenses	1,366	1,773	(407)	(23)%
Total operating expenses	5,116	4,803	313	7%
Loss from operations	(5,116)	(4,803)	(313)	7%
Change in fair value of common stock warrant liability	—	167	(167)	(100)%
Interest income and financing expenses, net	47	2	45	2,250%
Net loss	$(5,069)	$(4,634)	$(435)	9%

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2022 were $5.1 million compared to $4.8 million for the three months ended September 30, 2021, an increase of $0.3 million, or 7%. This increase was primarily due to an increase in clinical program expenses, partially offset by a decrease in general and administrative expenses.

Research and Development Expenses. Total research and development (R&D) expenses for the three months ended September 30, 2022 were $3.8 million compared to $3.0 million for the three months ended September 30, 2021, an increase of $0.8 million, or 24%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended September 30, 2022 were $1.3 million compared to $0.9 million for the three months ended September 30, 2021, an increase of $0.4 million or 50%. The increase was primarily due to the increase in site activations and patient related costs associated with the Phase 3 fILD trial.
●	Drug and delivery system costs for the three months ended September 30, 2022 were $0.5 million, compared to $0.2 million for the three months ended September 30, 2021, an increase of $0.3 million, or 129%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.
●	Research and development infrastructure for the three months ended September 30, 2022 were $1.6 million compared to $1.5 million for the three months ended September 30, 2021, an increase of $0.1 million, or

6%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the three months ended September 30, 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2022 were $1.4 million compared to $1.8 million for the three months ended September 30, 2021, a decrease of $0.4 million or 23%. The decrease is due to a decrease in labor and share based compensation.

Change in Fair Value of Common Stock Warrant Liability. The change in fair value of the common stock warrant liability for the three months ended September 30, 2022 was zero compared to income of $0.2 million for the three months ended September 30, 2021. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2022	2021	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$3,827	$2,599	$1,228	47%
COVID-19	(5)	411	(416)	(101)%
Other clinical trials	1	9	(8)	(89)%
Drug and delivery system costs	2,313	966	1,347	139%
Clinical programs	6,136	3,985	2,151	54%
Research and development infrastructure	5,215	4,375	840	19%
INOpulse engineering	1,295	1,493	(198)	(13)%
Total research and development expenses	12,646	9,853	2,793	28%
General and administrative expenses	4,653	6,035	(1,382)	(23)%
Total operating expenses	17,299	15,888	1,411	9%
Loss from operations	(17,299)	(15,888)	(1,411)	9%
Change in fair value of common stock warrant liability	—	600	(600)	(100)%
Interest income and financing expenses, net	67	4	63	1,575%
Pre-tax loss	(17,232)	(15,284)	(1,948)	13%
Income tax benefit	2,417	1,800	617	34%
Net loss	$(14,815)	$(13,484)	$(1,331)	10%

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2022 were $17.3 million compared to $15.9 million for the nine months ended September 30, 2021, an increase of $1.4 million, or 9%. This increase was primarily due to an increase in clinical program expenses and research and development infrastructure expenses. This increase was partially offset by a decrease in general and administrative expenses.

Research and Development Expenses. Total research and development (R&D) expenses for the nine months ended September 30, 2022 were $12.6 million compared to $9.9 million for the nine months ended September 30, 2021, an increase of $2.7 million, or 28%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the nine months ended September 30, 2022 were $3.8 million, compared to $2.6 million for the nine months ended September 30, 2021, an increase of $1.2 million, or 47%. The increase was primarily due to the increase in site activations and patient related costs associated with the Phase 3 fILD trial.
●	COVID-19 expenses for the nine months ended September 30, 2022 were $0.0 million, compared to $0.4 million for the nine months ended September 30, 2021, a decrease of $0.4 million, or 101%. The decrease is due to the timing of the completion of the trial and close-out activities during the first quarter of 2021.

●	Drug and delivery system costs for the nine months ended September 30, 2022 were $2.3 million, compared to $1.0 million for the nine months ended September 30, 2021, an increase of $1.3 million, or 139%. Drug and delivery system costs are recorded at the time of procurement from our suppliers.
●	Research and development infrastructure for the nine months ended September 30, 2022 were $5.2 million compared to $4.4 million for the nine months ended September 30, 2021, an increase of $0.8 million, or 19%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the nine months ended September 30, 2022.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2022 were $4.7 million compared to $6.0 million for the nine months ended September 30, 2021, a decrease of $1.3 million, or 23%. The decrease was due to fewer consulting, labor and stock-based compensation costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the nine months ended September 30, 2022 was zero compared to income of $0.6 million for the nine months ended September 30, 2021. The warrants were issued in November 2016 and May 2017 and the change in the liability fair value was due to a change in our stock price, volatility, and a shorter remaining term.

Income Tax Benefit. Income tax benefit was $2.4 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021, an increase of $0.6 million, or 34%. In April 2022, we sold $25.1 million of state NOLs and $0.2 million of R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

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

We had unrestricted cash and cash equivalents of $11.3 million as of September 30, 2022. Our existing cash and cash equivalents as of September 30, 2022 will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

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

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of September 30, 2022 will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

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

In addition, there are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how the pandemic is impacting our clinical trials, employees and suppliers. While the pandemic did not materially affect our business operations, site activation and patient enrollment in our clinical trials have been affected by the COVID-19 pandemic. Further, should COVID-19 continue to spread, our business operations could be delayed or interrupted which could result in the use of more funds than anticipated in completing such trials.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or are unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, the timing of when existing and new capital resources are used and received may not align with the period of time evaluated by management for going concern purposes such that management may be required to conclude that substantial doubt about our ability to continue as a going concern in accordance with relevant accounting guidance may continue to exist in future periods.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2022	2021
Operating activities	$(13,418)	$(18,843)
Net change in cash, cash equivalents and restricted cash	$(13,418)	$(18,843)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $13.4 million, as compared to $18.8 million for the nine months ended September 30, 2021. The change in cash used in operating activities was primarily due to an increase in our operating expenses combined with the changes in our operating assets and liabilities.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had unrestricted cash and cash equivalents of $11.3 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLEROPHON THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Peter Fernandes
Peter Fernandes
Principal Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Nicholas Laccona
Nicholas Laccona
Principal Financial & Accounting Officer
(Principal Financial Officer)