Form 10-K
period 2022-12-31
Bellerophon Therapeutics, Inc.
filed 2023-03-31
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ⌧  No

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.8 million, based upon the closing price on the Nasdaq Capital Market reported for such date. Shares of common stock beneficially owned by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2023: 10,448,185

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred significant losses since inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding in order to alleviate the substantial doubt about our ability to continue as a going concern.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
●	We may not be able to utilize all of our net operating loss carryforwards.

Risks Related to Our Business and Industry

●	We face substantial competition from other pharmaceutical, biotechnology and medical device companies and our operating results may suffer if we fail to compete effectively.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	If we are unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates due based on the lengthy and uncertain outcome of clinical trials.
●	We may experience problems with, failure of, or delays in obtaining INOpulse components.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	Some of our clinical trials have failed and others may fail to demonstrate safety and efficacy.

●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	We may not obtain orphan drug exclusivity for any of our product candidates and indications.
●	Serious adverse events, or SAEs, or undesirable side effects of our product candidates may be identified.
●	We may not be successful in our efforts to identify or discover additional potential product candidates.
●	Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for the product candidate may be smaller than we estimate.
●	We may not be successful in commercializing any product candidates that we develop.
●	Even if we are able to commercialize any product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.
●	Regulatory approval of generic versions of any of our products that receive marketing approval could adversely affect the sales of our products.
●	Product liability lawsuits against us could divert our resources and cause us to incur substantial liabilities.
●	Our INOpulse devices use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and these events may raise concerns about the batteries we use.
●	The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

Risks Related to Our Dependence on Third Parties

●	The intellectual property underlying INOpulse is exclusively licensed from Ikaria. If Ikaria terminates the license agreement, or fails to prosecute, maintain or enforce the underlying patents, our business will be materially harmed.
●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	We currently rely on a single supplier, Ikaria, for our supply of nitric oxide for the clinical trials of INOpulse.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our product candidates.
●	Our product candidates currently in development are exclusively licensed from third parties, and we may enter into additional agreements to in-license technology from third parties.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

Risks Related to Our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology or if we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	If we fail to comply with our obligations under license agreements, we could lose rights that are important to our business.

●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	Even if we complete the necessary clinical trials, the expensive, time consuming and uncertain nature of the marketing approval process has and may continue to prevent us from obtaining approvals for the commercialization of some or all of our product candidates.
●	Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.
●	Changes in law or policy could have a negative impact on the approval of our drug candidates.

Risks Related to Employee Matters and Managing Growth

●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Risks Related to Ownership of Our Common Stock

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

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

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (“fILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dose.

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. In September 2022, the FDA informed us that it had no objection to our proposal to reduce the study size to 140 subjects which does not impact the trial’s principal objective or endpoints and maintains power of >90% (p-value < 0.01) for the primary endpoint of MVPA based on the effect size observed in our Phase 2 study. The FDA did note that since our proposal to reduce the sample size was based on Phase 2b cohort 2 actigraphy data, there is always a concern that such sample size reduction may further limit the acquisition of information on other, more important clinical endpoints in the trial. The FDA agreement was based on its review of:

●	Analysis conducted on cohort 2 (Phase 2) data utilizing the statistical analysis methodology to be used in REBUILD, including bi-weekly analysis of MVPA data and mixed models for repeated mearures (“MMRM”) assessment of the last half of the blinded treatment period, which showed the trial would be >90% powered for p<0.05 at 80 total patients and >90% powered for a p<0.01 at 114 patients based on the effect size determined from cohort 2;
●	Similar baseline MVPA distribution between cohort 2 and the first 80 randomized patients in REBUILD based on a blinded assessment; and
●	Independent Data Monitoring Committee unblinded safety review of the first 85 randomized patients in REBUILD indicating no safety concern with regards to reduction of REBUILD to 140 patients.

During January 2023, we completed enrollment of the REBUILD study with a total of 145 patients enrolled. We expect to report pivotal top-line data results in mid-2023.

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

From the inception of our business through December 31, 2022, $340.3 million was invested in our development programs. Prior to our February 2015 initial public offering, or IPO, our sole source of funding was investments in us by our former parent company, Ikaria, Inc. (a subsidiary of Mallinckrodt plc), or Ikaria. As used herein, unless the context otherwise requires, references to “Ikaria” refer to Ikaria, Inc. and its subsidiaries and any successor entity.

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

INOpulse for fILD

We are developing INOpulse for the treatment of patients with fibrotic interstitial lung disease (“fILD”) at a risk for pulmonary hypertension, which includes PH associated with idiopathic pulmonary fibrosis as well as other pulmonary fibrosing diseases. All interstitial lung diseases (“ILDs”) affect the interstitium, a lace-like network of tissue that extends throughout both lungs. ILDs are a chronic progressive disease of destruction of the airways and lung tissue. This disease results in scarring, thickening of the lung tissue causing insufficient ability for the lungs to oxygenate blood to be delivered to the body, caused by imbalance in mediators and chronic inflammation. While ILD is primarily a respiratory disease, it can also affect the pulmonary vasculature both directly and indirectly via hypoxia, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure.

One of the largest and most serious subsets of ILDs is idiopathic pulmonary fibrosis (“IPF”), a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. There are two therapies that are currently approved to treat IPF, Nintedanib and Pirfenidone, each of which costs approximately $100,000 per year. PH with IPF increases mortality, with a median survival of only two to three years. The presence of PH correlates most closely with the need for oxygen therapy. However, there are currently no treatments approved to treat PH associated with IPF.

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

INOpulse for PH-COPD

We are also developing INOpulse for the treatment of PH-COPD. COPD is a disease characterized by progressive and persistent airflow limitations. Patients with more severe COPD frequently have hypoxemia, or an abnormally low level of oxygen in the blood, and may be treated with LTOT. Despite treatment with oxygen, hypoxemia can progress and contribute to PH. In 2010, Datamonitor estimated that over 1.4 million COPD patients in the United States were being treated with LTOT. Based on academic studies, we estimate that 50% of COPD patients on LTOT have PH. PH-COPD patients have a lower median life expectancy and a higher rate of hospitalization than COPD patients with similar respiratory disease but without PH. Currently, there are no approved therapies for treating PH-

COPD, and the only generally accepted treatments are LTOT, pulmonary rehabilitation and lung transplant. The overall COPD market in the United States was estimated to be approximately $32 billion in 2010 with a compounded annual growth rate of approximately 4% (Ford et al., Chest, 2015, Vol 147, pp 31-45).

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

INOpulse for fILD

We are developing INOpulse for the treatment of patients with fibrotic interstitial lung disease (“fILD”) at a risk for pulmonary hypertension, which includes PH associated with idiopathic pulmonary fibrosis as well as other pulmonary fibrosing diseases. fILD, also referred to as pulmonary fibrosis, is a general category that includes many different lung conditions. All fILDs affect the interstitium, a lace-like network of tissue that extends throughout both lungs and is the infrastructure that supports the small airways, blood vessels, and gas exchange units. The interstitium under normal and healthy conditions is a very thin layer, however, it becomes dense and thick in conditions such as in ILD. This thickening may become very dense and consolidated leading to lung scarring, otherwise known as fibrosis. Typically, fILDs are chronic and progressive leading to destruction of the airways, blood vessels and lung tissue. This causes insufficient ability for the lungs to oxygenate blood, caused by imbalance in mediators and chronic inflammation. While fILD is primarily a respiratory disease, it can also affect the pulmonary vasculature, resulting in vascular remodeling and pulmonary hypertension. Chronic elevation of the pulmonary artery pressures puts stress on the right ventricle and can lead to right ventricular failure and death.

Disease Background and Market Opportunity

One of the largest and most serious subsets of fILDs is idiopathic pulmonary fibrosis (“IPF”), a progressive disease of unknown etiology associated with growth of fibrotic tissue in the lungs causing hypoxemia, dyspnea, fatigue and cough. Based on academic studies, we estimate the prevalence of IPF in the United States at approximately 90,000 patients, with 20-40% suffering from pulmonary hypertension. There are two therapies that are currently approved to treat IPF, Nintedanib and Pirfenidone, each of which costs approximately $100,000 per year. PH with IPF increases mortality, with a median survival of only two to three years. The presence of PH correlates most closely with the need for oxygen therapy. However, there are currently no treatments approved to treat PH associated with IPF.

Scientific Rationale for Use of INOpulse for fILD

Like endogenous pulmonary nitric oxide, inhaled nitric oxide works by selectively relaxing lung vascular smooth muscles, causing dilation of pulmonary blood vessels and consequently increased pulmonary blood flow. This reduces the elevated pulmonary artery pressure in patients at risk of PH associated with fILD.

iNO may also improve outcomes in fILD including IPF by both improving Ventilation-Perfusion, or V/Q, matching with increases in arterial oxygenation and by lowering pulmonary artery pressures. It has been shown (Yoshida et al., Eur Respir J 1997: 10: 2051-2054) that inhalation of nitric oxide significantly reduced the mean pulmonary arterial pressure and the pulmonary vascular resistance as compared with room air alone in IPF patients with pulmonary hypertension. However, the arterial oxygen partial pressure (“PaO2”) did not improve. The combined inhalation of nitric oxide and oxygen produced both a significant decrease of pulmonary arterial pressure (p<0.01) as well as an improvement (p<0.05) in PaO2 as compared to oxygen alone. These findings support the potential for the combined use of nitric oxide and oxygen for treating patients with fILD, including IPF.

Clinical Development Program

During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed that INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of

iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure with acute exposure to iNO, and assessed both the iNO 75 and iNO 30 dose.

During August 2017, we announced FDA acceptance of our IND for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2019, we announced top-line results from cohort 1 of our iNO-PF study. The Phase 2 trial was designed as an exploratory study to identify optimal endpoints to progress into pivotal Phase 3 trial. The results suggested benefit in multiple clinically meaningful activity parameters as measured by a wearable medical-grade activity monitor:

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

In October 2019, we presented additional positive responder analysis data from cohort 1, as well as new long-term results for subjects on open-label extension (“OLE”) at the American College of Chest Physicians Conference:

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

In 2018, we also initiated development of INOpulse for the treatment of PH-Sarc. The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance (statistical analysis was conducted based on available data from the 8 PH-Sarc study participants using Wilcoxon Log Rank test to compare results for each dose to baseline as well as the prior dose; the study did not pre-specify a statistical analysis methodology and the results were not adjusted for multiplicity):

●	All eight subjects demonstrated decreases in mean pulmonary arterial pressure (“mPAP”) and pulmonary vascular resistance (“PVR”) across the doses of INOpulse utilized in the study.
●	The dose of iNO45 (45 mcg/kg IBW/hr) resulted in a median drop of 20% (-54% to +22%) in PVR, compared to a median baseline PVR of 329 dyne/cm.sec-5. A reduction of 20% or more in PVR is generally considered to be clinically meaningful.
●	Increasing to the highest dose, iNO125 (125 mcg/kg IBW/hr), demonstrated further improvement in PVR, with a median drop of 29% (-43% to -5%), achieving statistical significance from baseline (p=0.02) and from the preceding lower dose of iNO75 (75 mcg/kg IBW/hr) (p=0.02). During the study, seven out of eight patients escalated to the highest dose, iNO125.
●	Along with the improvements in PVR, mPAP decreased by a median of 6-10% across the doses of iNO30 to iNO125, compared to a median baseline mPAP of 37.2 mmHg.
●	No treatment-emergent adverse events or serious adverse events occurred during the acute hemodynamic dose escalation phase of the study.

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

Clinical Development Program

INOpulse for PH-COPD is designated as a drug-device combination by the FDA and is being reviewed by the Division of Cardiovascular and Renal Products in the Center for Drug Evaluation and Research (“CDER”) with consultation from the Division of Pulmonary, Allergy, and Rheumatology Products and the Center for Devices and Radiological Health (“CDRH”). In our IND for PH-COPD, we referenced all of the information in our IND for PAH. The data referenced in our IND, as well as the years of use of the marketed product, demonstrate that nitric oxide is generally well tolerated. The FDA has agreed that the IND package is adequate for supporting Phase 2 clinical development of INOpulse for PH-COPD. The FDA also agreed that no additional pre-clinical studies are needed to support product approval.

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

In January 2023, we entered into a license agreement (the “License Agreement”) with Baylor BioSciences, Inc. (“Baylor”), pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within mainland China, Taiwan, Hong Kong and Macau (collectively, “Greater China”) for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (“fILD”), as well as PAH, PH-Sarcoidosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, a license payment of $6 million, net of taxes and customary closing costs, is payable by Baylor within 90 days. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China.

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

INOpulse

As of December 31, 2022, we hold exclusive licenses from Ikaria to at least 100 patents and pending patent applications in both the United States and foreign countries including Australia, Brazil, Canada, China, Eurasia, Europe,

Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, the Philippines, Russia, Singapore and South Africa. Certain of these issued patents and patent applications, if issued, will expire as late as 2033. These patent rights have been exclusively licensed for the treatment of patients with Bellerophon indications and cover methods of delivery and the drug delivery device, as well as important safety features and the ornamental design of the drug delivery device.

A primary basis for patent exclusivity is based on pending and issued in-licensed patents directed to proprietary methods of administering pulsed inhaled nitric oxide, as well as a device for delivering the same. At least one patent has been issued in the United States as well as Australia, Brazil, Canada, China, Europe, Hong Kong, Japan and Mexico. Patent applications are pending in Australia, Mexico and the United States. This patent family expires as late as 2027 in the United States and in 2026 in the other countries.

Another important basis for patent exclusivity is based on an in-licensed portfolio of patents, directed to novel nasal cannula features that we believe are necessary for the accurate, safe and efficacious administration of pulsed nitric oxide. The patent family consists of seven issued U.S. patents and issued patents in Australia, Brazil, China, Eurasia, Europe, Hong Kong, Israel, Japan, Korea, Mexico and South Africa, as well as pending applications in the United States as well as Australia, Canada, Europe, Israel, India, Japan, Korea, Mexico and South Africa. Each of these patents and patent applications, if issued, will expire in 2033 in the United States and abroad.

Another in-licensed patent family relates to features of the drug delivery canister necessary for providing drug product for use with our proprietary pulsing drug delivery device. This patent family includes at least one issued patent in each of the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, the Philippines, Russia and Singapore, as well as pending patent applications in the United States and Mexico. These pending applications, if issued, as well as the non-U.S. issued patents will expire in 2029. Two issued U.S. patents will expire in 2030.

Several other patent families directed to device and safety features are issued and pending. One U.S. issued patent directed to the valve configuration of our proprietary drug delivery device and the shape of the nitric oxide pulses will expire in 2039. Furthermore, design patents covering the ornamental designs of the intended commercial device and clinical device have been granted.

We have also filed several Company-owned patent applications relating to the use and administration of nitric oxide and devices for administering nitric oxide. These Company-owned patent families are currently pending as international PCT patent applications, US applications and/or applications in foreign countries including Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, the Philippines, Singapore, South Africa and/or Taiwan, and any patents that issue in these families will expire in 2039, 2040, 2041 or 2043. The patent families relate to the use of inhaled nitric oxide for the improvement of right and/or left ventricular function, the use of inhaled nitric oxide for the treatment of PH-ILD, the use of inhaled nitric oxide and oxygen for the treatment of PH, and treating PH by maintaining dosing frequency and/or minimizing skipped breaths during pulsed administration of inhaled nitric oxide. Additional patent families relate to methods of administering pulsed nitric oxide, administration of nitric oxide for improvement of severe hypoxemia, administration of nitric oxide in combination with PDE-5 inhibitors, administration of nitric oxide to improve activity levels in patients having lung-related impairment, improvement in pulmonary arterial compliance with inhaled nitric oxide treatment, use of inhaled nitric oxide treatment of infection (including infection with SARS-CoV2) and treatment of COVID-19, use of inhaled nitric oxide for decreasing pulmonary arterial pressure and pulmonary vascular resistance and methods for pulsatile delivery of a gaseous drug.

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

Traditional and Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a drug product previously approved under an NDA, published literature, or a combination of both. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on studies conducted for a previously-

approved product or FDA’s previous findings regarding safety or effectiveness is appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. Thus, Section 505(b)(2) often provides an alternate and potentially more expeditious pathway to FDA approval via NDA for new or improved formulations or new uses of previously approved products.

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

Submission of an NDA to the FDA

Assuming successful completion of clinical trials and other requirements, the results of the non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug candidate for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee, which for FY2023 exceeds $3.2 million for NDAs that require clinical trials, and the sponsor of an approved NDA is also subject to annual program fee of $393,933. These fees are typically increased annually.

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

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application however, the most recent FDA premarket review goals state that in fiscal year 2023, FDA will attempt to issue a decision on 65% of all de novo classification requests received within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo reclassification requests are also subject to user fees, unless a specific exemption applies.

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

Review and Approval of Combination Products in the United States

Products comprised of separate components (e.g., a drug and a device; a biologic and a device; a drug and a biologic; or a drug, device, and a biologic) are known as “combination products.” Such products often raise regulatory, policy and review management challenges because they integrate components that are regulated under different types of regulatory requirements and by different FDA Centers, namely, CDER, CDRH, or the Center for Biologics Evaluation and Research. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Specifically, under regulations issued by the FDA, a combination product may be:

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

The FDA’s Office of Combination Products (“OCP”) was established in 2003 to provide prompt determination of the FDA Center with primary jurisdiction over the review and regulation of a combination product; ensure timely and effective premarket review by overseeing the timeliness of and coordinating reviews involving more than one center; ensure consistent and appropriate post-market regulation; resolve disputes regarding review timeliness; and review/revise agreements, guidance and practices specific to the assignment of combination products.

OCP, determines which Center will have primary jurisdiction (the “Lead Center”) for the combination product based on the combination product’s “primary mode of action” (“PMOA”). A mode of action is the means by which a product achieves an intended therapeutic effect or action. The PMOA is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. The Lead Center has primary responsibility for the review and regulation of a combination product; however a second Center is often involved in the review process, especially to provide input regarding the “secondary” component(s). In most instances, the Lead Center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed under an NDA, while a drug-device combination product assigned to CDRH is typically reviewed under through a 510(k), Premarket Approval Application (“PMA”), or de novo reclassification request.

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

We must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of a product in those countries. Moreover, the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the EU, and therefore a separate marketing authorization application (“MAA”) and approval will be required to market a medicinal product in the UK.

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

To obtain marketing approval of a drug in the EU, an applicant must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the

European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services (“CMS”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending. As another example, the 2021 Consolidated Appropriations Act (P.L. 116-260) signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future net revenue and results. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our product candidates, if approved, and have a material adverse effect on our future sales, results of operations and financial condition.

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

Employees

As of December 31, 2022, we had 18 full-time employees, of which 15 employees were engaged in research and development and three employees provided general and administrative support. Our employees are not represented by a labor union or covered by a collective bargaining agreement.

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

Our executive offices are located at 184 Liberty Corner Road, Suite 302, Warren, New Jersey 07059, and our telephone number is (908) 574-4770. Effective April 1, 2023, our executive offices will be located at 20 Independence Blvd, Suite 402, Warren, New Jersey 07059.

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

Since inception, we have incurred significant operating losses. Our operating loss was approximately $22.4 million, $20.2 million and $26.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

In addition, our recurring losses from operations, accumulated deficit and our need to raise additional financing in order to continue to fund our operations, has raised substantial doubt about our ability to continue as a going concern. We completed a registered direct offering and a sale of NOLs and entered into a licensing agreement during the first quarter of 2023 from which we have secured additional capital to continue our operations. Although we expect that these transactions will provide us with approximately $11.8 million, net of taxes and ordinary closing costs, we believe that our existing cash and cash equivalents are not sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. Accordingly, we and our independent registered public accounting firm have concluded that substantial doubt about our ability to continue as a going concern exists.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and initiate and continue clinical trials of our product candidates and seek regulatory approval for these and potentially other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash and cash equivalents as of December 31, 2022, and proceeds received and expected to become available from the subsequent registered direct offering, sale of our NOLs and R&D tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, and licensing agreement with Baylor will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. Accordingly, substantial doubt about our ability to continue as a going concern exists.

If we are unsuccessful in our efforts to raise additional financing for operations following top-line results for our REBUILD study, expected mid-year 2023, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2022 included a “going concern” explanatory paragraph indicating that we have sustained operating losses and believe that our existing cash and cash equivalents are not sufficient to satisfy operating cash needs which raises substantial doubt about our ability to continue as a going concern.

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

Identifying potential product candidates and conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for future operating plans. We also have certain restrictions on issuing shares and incurring indebtedness that are part of our Stockholders Agreement.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms, if at all. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, the substantial doubt about our ability to continue as a going concern will not be alleviated, potentially resulting in an increased risk of insolvency and loss of investment by our stockholders.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2022, we sold New Jersey NOL carryforwards, resulting in the recognition of $2.4 million of income tax benefit compared to $1.8 million for the year ended December 31, 2021. Subject to program availability and state approval, we have plans to sell additional NOLs and credits under the same program in following years as well. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our future taxable income, our future cash taxes may increase which might have an adverse effect on our future financial condition.

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

The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The COVID-19 pandemic is continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions to our investigational product supply chain and the conduct of future clinical trials. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic, are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic may have a material adverse effect on our operations. Any continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. On September 30, 2022, President Biden signed into law the FDA User Fee Reauthorization Act of 2022, which includes the reauthorization of the Prescription Drug user Fee Act from fiscal year 2023 through 2027.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022. Effective July 1, 2022, the reduction of 2% was reimposed.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

Our principal facilities consist of approximately 22,000 square feet of office space at our headquarters located in Warren, New Jersey and approximately 3,640 square feet of office space and research lab facilities also located in Warren, New Jersey. Both the office space and the laboratory space are under leases that expire in 2023. Subsequent to December 31, 2022, we decided not to renew the lease associated with our current corporate headquarters and intend to vacate the premises upon expiration of the existing lease in March 2023. We did agree to a short-term lease extension of the existing laboratory space through August 2023. The existing laboratory space includes adequate office space to meet our needs and will serve as our corporate headquarters through August 2023. We believe that this space will be adequate during this time and suitable additional space will be available at commercially reasonably terms as needed.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol “BLPH”.

Stockholders

As of March 30, 2023, we had 10,448,185 outstanding shares of common stock and approximately 155 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Item 6.          [RESERVED]

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year to-year comparisons between 2022 and 2021. Discussions of 2020 items and year to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Business

We are a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary. Our focus is the continued development of our nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

In 2016, we began developing INOpulse for the treatment of pulmonary hypertension associated with fibrotic interstitial lung disease (“fILD”), which includes PH associated with idiopathic pulmonary fibrosis (“PH-IPF”) as well as other pulmonary fibrosing diseases. During May 2017, we announced the completion of our Phase 2 clinical trial using INOpulse therapy to treat PH-IPF. The clinical data showed the INOpulse was associated with clinically meaningful improvements in hemodynamics and exercise capacity in difficult-to-treat PH-IPF patients. The PH-IPF trial was a proof of concept study (n=4) designed to evaluate the ability of pulsed inhaled nitric oxide, or iNO, to provide selective vasodilation as well as to assess the potential for improvement in hemodynamics and exercise capacity in PH-IPF patients. The clinical trial met its primary endpoint showing an average of 15.3% increase in blood vessel volume (p<0.001) during acute inhalation of iNO as well as showing a significant association between ventilation and vasodilation, demonstrating the ability of INOpulse to provide selective vasodilation to the better ventilated areas of the lung. The trial showed consistent benefit in hemodynamics with a clinically meaningful average reduction of 14% in systolic pulmonary arterial pressure with acute exposure to iNO. The study assessed both the iNO 75 and iNO 30 dosage.

In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous physical activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called REBUILD. In September 2022, the FDA informed us that it had no objection to our proposal to reduce the study size to 140 subjects which does not impact the trial’s principal objective or endpoints and maintains power of >90% (p-value < 0.01) for the primary endpoint of MVPA based on the effect size observed in our Phase 2 study. The FDA did note that since our proposal to reduce the sample size based on Phase 2b cohort 2 actigraphy data, there is always a concern that such a sample size reduction may further limit the acquisition of information on other, more important clinical endpoints in the trial. The FDA agreement was based on review of:

●	Analysis conducted on cohort 2 (Phase 2) data utilizing the statistical analysis methodology to be used in REBUILD, including bi-weekly analysis of MVPA data and MMRM assessment of the last half of the blinded treatment period, which showed the trial would be >90% powered for p<0.05 at 80 total patients and >90% powered for a p<0.01 at 114 patients based on the effect size determined from cohort 2;
●	Similar baseline MVPA distribution between cohort 2 and the first 80 randomized patients in REBUILD based on a blinded assessment; and
●	Independent Data Monitoring Committee unblinded safety review of the first 85 randomized patients in REBUILD indicating no safety concern with regards to reduction of REBUILD to 140 patients.

During January 2023, we completed enrollment of the REBUILD study with a total of 145 patients enrolled. We expect to report pivotal top-line data results in mid-2023.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic is continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions to our investigational product supply chain and the conduct of future clinical trials. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic, are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic may have a material adverse effect on our operations. Any continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Financial Operations Overview

License Agreement with Baylor BioSciences, Inc.

In January 2023, we entered into a License Agreement with Baylor, pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within Greater China for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (“fILD”), as well as PAH, PH-Sarcodosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, a license payment of $6 million, net of taxes and customary closing costs, is payable by Baylor within 90 days. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China.

Registered Direct Offering

On March 3, 2023, we entered into a subscription agreement with an institutional investor, pursuant to which we agreed to issue and sell in a registered direct offering (the “Offering”) (i) an aggregate of 718,474 shares (the “Shares”) of our common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,781,526 shares of common stock. We closed the Offering on March 7, 2023 with the Shares sold to the purchaser at a price per share of $2.00 per share. The Pre-Funded Warrants were sold at an offering price of $1.99 per Pre-Funded Warrant, which represents the per share offering price for the common stock less a $0.01 per share exercise price for each such Pre-Funded Warrant. No underwriter or placement agent participated in the Offering and the proceeds from the Offering were approximately $5 million.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to us.

The Offering was made pursuant to the Company’s shelf registration statement previously filed with the Securities and Exchange Commission (the “SEC”), originally filed on June 26, 2020 (File No. 333-239473), which the SEC declared effective on July 2, 2020, and a related prospectus supplement.

Completion of Sale under the State of New Jersey’s Technology Business Tax Certificate Transfer Program

During January 2023, we completed a subsequent sale of our NOLs and R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. We sold $19.7 million of state NOLs and $0.1 million of R&D credits for net proceeds of approximately $1.7 million.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in these items in dollars and as a percentage.

	Year Ended
	December 31,
(Dollar amounts in thousands)	2022	2021	$ Change	% Change
Research and development expenses:
fILD, PH-Sarc and PH-COPD	$5,466	$3,470	$1,996	58%
COVID-19	(5)	411	(416)	(101)%
Other clinical trials	1	9	(8)	(86)%
Drug and delivery system costs	2,751	1,388	1,363	98%
Clinical programs	8,213	5,278	2,935	56%
Research and development infrastructure	6,546	5,778	768	13%
INOpulse engineering	1,603	1,959	(356)	(18)%
Total research and development expenses	16,362	13,015	3,347	26%
General and administrative expenses	6,022	7,146	(1,124)	(16)%
Total operating expenses	22,384	20,161	2,223	11%
Loss from operations	(22,384)	(20,161)	(2,223)	11%
Change in fair value of common stock warrant liability	1	600	(599)	(100)%
Interest income and financing expenses, net	135	5	130	2,605%
Pre-tax loss	(22,248)	(19,556)	(2,692)	14%
Income tax benefit	2,417	1,800	617	34%
Net loss	$(19,831)	$(17,756)	$(2,075)	12%

Total Operating Expenses. Total operating expenses for the year ended December 31, 2022 were $22.4 million compared to $20.2 million for the year ended December 31, 2021, an increase of $2.2 million, or 11%. This increase was due to an increase in research and development expenses primarily attributable to operations supporting the REBUILD study in the current year partially offset by a decrease in our general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the year ended December 31, 2022 were $16.4 million compared to $13.0 million for the year ended December 31, 2021, an increase of $3.4 million, or 26%. The increase in research and development expenses was primarily attributable to operations supporting the REBUILD study. Total research and development expenses consisted primarily of the following:

●	fILD, PH-Sarc and PH-COPD research and development expenses for the year ended December 31, 2022 were $5.5 million compared to $3.5 million for the year ended December 31, 2021, an increase of $2.0 million, or 58%. The increase was primarily due to the increase in patient enrollment and overall recruitment activities related to the Phase 3 fILD trial during the year ended December 31, 2022.
●	COVID-19 expenses for the year ended December 31, 2022 were $0.0 million compared to $0.4 million for the year ended December 31, 2021, a decrease of $0.4 million, or 101%. The decrease is due to the timing of completion of the trial and close-out activities during the first quarter of 2021.
●	Drug and delivery system costs for the year ended December 31, 2022 were $2.8 million compared to $1.4 million for the year ended December 31, 2021, an increase of $1.4 million, or 98%. Drug and delivery system costs are recorded at the time of purchase from our suppliers. The increase in the drug and delivery system costs was attributable to the increased device demand to support the increase in patient enrollment related to the Phase 3 trial activities of fILD during the year ended December 31, 2022.

●	Research and development infrastructure expenses for the year ended December 31, 2022 were $6.6 million compared to $5.8 million for the year ended December 31, 2021, an increase of $0.8 million, or 13%. The increase was primarily due to an increase in contractor costs associated with the Phase 3 clinical trial for fILD during the year ended December 31, 2022.
●	INOpulse engineering expenses for the year ended December 31, 2022 were $1.6 million compared to $2.0 million for the year ended December 31, 2021, a decrease of $0.4 million, or 18%. The decrease was primarily due to a reduction in expenses related to improvement of the delivery system manufacturing process and overall requirements to support the fILD study as it approached completion of patient enrollment during the year ended December 31, 2022.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022 were $6.0 million compared to $7.1 million for the year ended December 31, 2021, a decrease of $1.1 million, or 16%. The decrease was primarily due to reduced labor, stock-based compensation and general consulting costs.

Change in Fair Value of Common Stock Warrant Liability. Change in fair value of common stock warrant liability for the year ended December 31, 2022 was de minimis compared to income of $0.6 million for the year ended December 31, 2021. All liability classified warrants have expired as of December 31, 2022 and the change in the liability fair value during the year ended December 31, 2021 was due to a change in our stock price, volatility, and shorter remaining term.

Income Tax Benefit. Income tax benefit was $2.4 million for the year ended December 31, 2022, compared to $1.8 million for the year ended December 31, 2021, a decrease of $0.6 million, or 34%. In April 2022, we sold $25.1 million of state NOLs and $0.2 million of R&D tax credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million. In June 2021, we sold $16.4 million of state NOLs and $0.3 million of research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

Liquidity and Capital Resources

In the course of our development activities, we have sustained operating losses and expect such losses to continue over the next several years. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, conduct clinical trials of, and seek regulatory approval for our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We do not have a sales, marketing, manufacturing or distribution infrastructure for a pharmaceutical product. To develop a commercial infrastructure, we will have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

We had unrestricted cash and cash equivalents of $6.9 million as of December 31, 2022. Our existing cash and cash equivalents as of December 31, 2022 will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

As described in Note 12 – Subsequent Events of our consolidated financial statement included herein, we completed a registered direct offering and a sale of NOLs and entered into a licensing agreement during the first quarter of 2023, from which we received an aggregate of $11.6 million as of the date of this Annual Report. These subsequent transactions have been included in our evaluation of our current plans. Based on such evaluation and our current plans, including funds expected to be available, we believe that our existing cash and cash equivalents are not sufficient to satisfy our operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. Accordingly, substantial doubt about our ability to continue as a going concern exists.

We may continue to pursue potential sources of funding, including equity financing and previously were able to obtain funding from the sale of tax attributes during 2022 and 2021, including the sale of NOLs and R&D credits described below.

●	The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. We have sold $25.1 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in April 2022 for net proceeds of $2.2 million. We have also sold an additional $16.4 million of state NOLs and $0.3 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million in June 2021. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022, and 2021:

	Year Ended
	December 31,
(Dollar amounts in thousands)	2022	2021
Operating activities	$(17,770)	$(22,821)
Financing activities	(40)	—
Net change in cash, cash equivalents and restricted cash	$(17,810)	$(22,821)

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $17.8 million, as compared to $22.8 million for the year ended December 31, 2021. The change in cash used in operating activities was primarily due to the increase in our operating expenses combined with the changes in operating assets and liabilities.

Net Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2022 was $0.04 million, which related to the tax withholding payments made for stock compensation.

Contractual Obligations and Commitments

The following is a summary of our contractual cash obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1 to 3 years	3 to 5 years
Operating Lease Obligations(1)	$205	$205	$—	$—
Total	$205	$205	$—	$—
(1)	Operating lease obligations include a lease agreement we entered into on August 6, 2015 for office space, a lease agreement we entered into on September 3, 2019 and excludes the extension agreement we entered into on January 6, 2023 for laboratory space, both locations are in Warren, New Jersey.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expense, stock-based compensation, and common stock warrants. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Common Stock Warrant Liability

We account for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance provided in Accounting Standards Codification, or ASC Topic 480, Distinguishing Liabilities From Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify warrant liability on the consolidated balance sheet as noncurrent liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”  We use the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. All liability classified warrants have expired as of December 31, 2022. Refer to

Note 6 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our accounting for warrants.

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

Recently Issued Accounting Standards

Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03: ASC Subtopic 820 - Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for us for fiscal years beginning after December 15, 2023, and the interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are evaluating the impact of this pronouncement on our consolidated financial statements and related disclosures.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had unrestricted cash and cash equivalents of $6.9 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits. At times, our deposits held at financial institutions exceeds the $250,000 limit insured by the Federal Deposit Insurance Corporation (“FDIC”). We have not been impacted by the recent insolvency announcement of Silicon Valley Bank (“SVB”) and do not have any relationship with SVB that would have any impact on our future operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Bellerophon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bellerophon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey

March 31, 2023

BELLEROPHON THERAPEUTICS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	As of	As of
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,924	$24,736
Restricted cash	405	103
Prepaid expenses and other current assets	234	620
Total current assets	7,563	25,459
Restricted cash, non-current	—	300
Right of use assets, net	184	863
Property and equipment, net	2	67
Other non-current assets	186	186
Total assets	$7,935	$26,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,230	$1,192
Accrued research and development	2,655	1,397
Accrued expenses	1,313	1,711
Current portion of operating lease liabilities	203	752
Total current liabilities	5,401	5,052
Long term operating lease liabilities	—	203
Common stock warrant liability	—	1
Total liabilities	5,401	5,256

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 9,645,711 and 9,545,451 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	96	95
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	254,516	253,771
Accumulated deficit	(252,078)	(232,247)
Total stockholders' equity	2,534	21,619
Total liabilities and stockholders' equity	$7,935	$26,875

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Operating expenses:
Research and development	$16,362	$13,015	$17,890
General and administrative	6,022	7,146	8,386
Total operating expenses	22,384	20,161	26,276
Loss from operations	(22,384)	(20,161)	(26,276)
Change in fair value of common stock warrant liability	1	600	(327)
Interest income and financing expenses, net	135	5	(250)
Pre-tax loss	(22,248)	(19,556)	(26,853)
Income tax benefit	2,417	1,800	2,125
Net loss and comprehensive loss	$(19,831)	$(17,756)	$(24,728)
Weighted average shares outstanding:
Basic	9,550,872	9,502,793	7,797,130
Diluted	9,550,872	9,502,793	7,797,130
Net loss per share:
Basic	$(2.08)	$(1.87)	$(3.17)
Diluted	$(2.08)	$(1.87)	$(3.17)

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands except share and per share data)

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,580,127	$46	$193,308	$(189,763)	3,591
Net loss	—	—	—	(24,728)	(24,728)
Reverse stock split adjustment	(826)	—	—	—	—
Warrant exercises	254,760	3	3,054	—	3,057
Direct offerings	2,428,846	24	28,178	—	28,202
Public offering	2,211,538	22	26,472	—	26,494
Stock-based compensation	—	—	1,633	—	1,633
Issuance of common stock, restricted stock vesting	16,666	—	—	—	—
Balance at December 31, 2020	9,491,111	$95	$252,645	$(214,491)	$38,249
Net loss	—	—	—	(17,756)	(17,756)
Stock-based compensation	—	—	1,126	—	1,126
Issuance of common stock, restricted stock vesting	54,340	—	—	—	—
Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	21,619
Net loss	—	—	—	(19,831)	(19,831)
Stock-based compensation	—	—	785	—	785
Issuance of common stock, restricted stock vesting	145,500	1	—	—	1
Surrender of shares to the Company for the payment of tax withholding obligations	(45,240)	—	(40)	—	(40)
Balance at December 31, 2022	9,645,711	$96	$254,516	$(252,078)	$2,534

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(19,831)	$(17,756)	$(24,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65	102	147
Stock-based compensation	786	1,126	1,633
Change in fair value of common stock warrant liability	(1)	(600)	327
Financing expense	—	—	300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	386	(200)	(15)
Accounts payable, accrued research and development, accrued expenses and other liabilities	825	(5,493)	2,452
Net cash used in operating activities	(17,770)	(22,821)	(19,884)
Cash flows from financing activities:
Proceeds received from exercise of warrants	—	—	3,057
Proceeds from issuance of common stock in Public Offering, net of offering expenses	—	—	26,494
Payment of expenses related to the ATM sale agreement	—	—	(186)
Proceeds from issuance of common stock in Direct Offerings, net of offering expenses	—	—	28,202
Tax withholding payments for stock compensation	(40)	—	—
Net cash (used in) provided by financing activities	(40)	—	57,567

Net change in cash, cash equivalents and restricted cash	(17,810)	(22,821)	37,683
Cash, cash equivalents and restricted cash at beginning of year	25,139	47,960	10,277
Cash, cash equivalents and restricted cash at end of year	$7,329	$25,139	$47,960

The accompanying notes are an integral part of these consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

(1)	Organization and Nature of the Business

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs post-top-line results, expected mid-year 2023, for which the Company may be required to significantly reduce or cease operations.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company's financial results and business operations in the Company's years ended December 31, 2022 and 2021, the extent to which the coronavirus impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company's business operations could be delayed or interrupted. For instance, the Company's supply vendors may experience disruption which may impact the Company’s clinical trials or any potential future clinical trials may suffer from lower than anticipated patient recruitment or enrollment.
(2)	Summary of Significant Accounting Policies
(a)	Basis of Presentation

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

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company classifies warrant liability on the consolidated balance sheet based on the warrants’ terms as long-term liabilities, which are revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company uses the Black-Scholes-Merton pricing model to value the related warrant liability. Certain assumptions used in the model include expected volatility, dividend yield and risk-free interest rate. All liability classified warrants have expired as of December 31, 2022. See Note 7 - Fair Value Measurements for a description of these assumptions.

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

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2022 were de minimis.

(h)	New Accounting Pronouncements

Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03: ASC Subtopic 820 - Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023, and the interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

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

The Company had unrestricted cash and cash equivalents of $6.9 million as of December 31, 2022. The Company’s existing cash and cash equivalents as of December 31, 2022, will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K.

As described in Note 12 – Subsequent Events, the Company completed a registered direct offering and a sale of NOLs and entered into a licensing agreement during the first quarter of 2023. These subsequent transactions have been included in the Company’s evaluation of its current plans. Based on such evaluation and the Company’s current plans, including funds expected to be available, management believes that the Company’s existing cash and cash equivalents are not sufficient to satisfy the Company’s operating cash needs for at least one year after the filing of this Annual Report on Form 10-K. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company may continue to pursue potential sources of funding, including equity financing and previously was able to obtain funding from the sale of tax attributes during 2022 and 2021, including the below:

●	The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and research and development (R&D) tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. The Company has sold $25.1 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in April 2022 for net proceeds of $2.2 million. The Company has also sold an additional $16.4 million of state NOLs and $0.3 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $1.7 million in June 2021. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as Income tax benefit when sales occur or proceeds are received.

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

The Company has two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease is for a term of four years with an expiration date of March 31, 2023, with the Company’s right to extend the original term for one period of five years. The laboratory lease is for a term of three years and nine months with an expiration date of April 30, 2023. The office and research facility as well as the laboratory operating leases are included in “Right of use assets, net” on the Company’s December 31, 2022 consolidated balance sheet and represents the Company’s right to use the underlying assets for the respective lease term. The Company’s obligation to make lease payments are included in “Current portion of operating lease liabilities” and “Long term operating lease liabilities” on the Company’s December 31, 2022 and 2021 consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the respective lease term.

Subsequent to December 31, 2022, the Company decided not to renew the lease associated with its corporate headquarters and intends to vacate the premises upon expiration of the existing lease. The Company did agree to a short-term lease extension of the existing laboratory space through August 2023. The existing laboratory space is deemed to have adequate office space to meet the Company’s needs and will serve as the Company’s corporate headquarters.

The Company does not recognize right of use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the year ended December 31, 2022 were de minimis.

Information related to the Company’s right of use assets and related lease liabilities is as follows ($ amounts in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
Cash paid for operating lease liability	$783		$770
Operating lease expenses	$709		$707
Weighted average remaining lease term	0.26	years	1.26	years
Weighted average discount rate	4.92%		4.93%

Maturities of lease liabilities as of December 31, 2022 were as follows:

2023	$205
Less imputed interest	(2)
Total operating lease liability	$203

Rent expenses for each of the years ended December 31, 2022 and 2021 were $0.7 million.

(5)	Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Machinery and equipment	$2,048	$2,048
Leasehold improvements	204	204
Furniture and fixtures	276	276
Property and equipment, gross	2,528	2,528
Less accumulated depreciation	(2,526)	(2,461)
	$2	$67

Depreciation expense for each of the years ended December 31, 2022, 2021 and 2020 were $0.1 million.

(6)	Common Stock Warrants

On November 29, 2016, the Company issued 1,142,838 warrants to purchase shares common stock to investors that were immediately exercisable with an original expiration date of 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). On June 28, 2019, the Company entered into a warrant amendment (the “Warrant Amendment”) with certain holders (the “Holders”) of 839,899 of the 2016 Warrants to purchase common stock. Pursuant to the Warrant Amendment, the Company and the Holders agreed to eliminate provisions that had previously precluded equity classification treatment on the Company’s consolidated balance sheets. In consideration of such amendment, the 839,899 warrants were extended by two (2) additional years (until November 29, 2023) and the fair market value of the amended warrants was reclassified from common stock warrant liability to stockholders’ equity. The balance of the 2016 Warrants that were not amended could require cash settlement under certain circumstances, and therefore continued to be classified as liabilities and to be recorded at estimated fair value using a Black-Scholes-Merton pricing model. During the year ended December 31, 2021, all the previously outstanding liability classified warrants of the 2016 Warrants, which were not subject to the Warrant Amendment previously described, have expired, unexercised. As of December 31, 2022, there were 585,139 of the 2016 Warrants outstanding, all of which were equity classified. No warrants were exercised during the years ended December 31, 2022 and 2021.

On May 15, 2017, the Company issued to an investor warrants to purchase 66,666 shares of common stock that became exercisable commencing six months from their issuance with an expiration date five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued to the placement agent warrants to purchase 4,000 shares that were immediately exercisable with an expiration date five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of December 31, 2022, all of these warrants have expired, unexercised.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares of common stock to investors that became exercisable commencing six months from their issuance with an expiration date of five years from the initial exercise date (or March 29, 2023) at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of December 31, 2022, all of these warrants were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2022 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1
Expired	—	(70,666)	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(1)
Warrants outstanding as of December 31, 2022	1,881,789	—	$—

The following table summarizes warrant activity for the year ended December 31, 2021 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2020	1,881,789	146,837	$601
Expired	—	(76,171)	—
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	(600)
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1

See Note 7 for determination of fair value of common stock warrant liability.

(7)	Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2022 for financial instruments measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$—	$—

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

As of December 31, 2022, there were no outstanding liability classified warrants.

The following are the weighted average assumptions used in estimating the fair value of warrants outstanding as of December 31, 2021:

	December 31, 2021
Valuation assumptions:	Range			Weighted Average
Risk-free interest rate	0.39%			0.39%
Expected volatility	77.35%	-	82.82%	77.66%
Expected term (in years)	0.4	-	0.9	0.8
Dividend yield	—%	-	—%	—%

(8)	Stock-Based Compensation

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. As of December 31, 2022, the Company had 645,657 shares available for grant with an aggregate of 1,479,652 shares of common stock authorized under the 2015 Plan.

As of December 31, 2022, there was approximately $0.4 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 0.9 years.

No tax benefit was recognized during the years ended December 31, 2022, 2021 and 2020 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with its deferred tax assets.

Options

Compensation expense is measured based on the fair value of the option on the grant date and is recognized on a straight-line basis over the requisite service period, or sooner if vesting occurs sooner than on a straight-line basis. Options are forfeited if the employee ceases to be employed by the Company prior to vesting.

There were no options granted during the year ended December 31, 2022. The weighted average grant-date fair value of options issued during the years ended December 31, 2021 and 2020 was $2.76 and $9.28, respectively. The following are the weighted average assumptions used in estimating the fair value of options issued during the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,	December 31,
	2021	2020
Valuation assumptions:
Risk-free rate	1.30%	0.33%
Expected volatility	133.53%	144.33%
Expected term (years)	5.5	5.7
Dividend yield	—%	—%

A summary of option activity under the 2015 Plan and 2014 Plan for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2019	663,501	$7.35	-	199.20	$24.15	8.3
Granted	77,263	10.12	-	12.58	10.12
Forfeited	(507)	7.35	-	199.20	23.47
Options outstanding as of December 31, 2020	740,257	$7.35	-	199.20	$22.69	7.5
Granted	97,483	3.10	-	4.06	3.11
Forfeited	(220,391)	7.50	-	199.20	40.39
Options outstanding as of December 31, 2021	617,349	$3.10	-	199.20	$13.28	7.0
Forfeited	(292,757)	7.35	-	199.20	14.11
Cancelled	(2,554)	4.06	-	13.20	6.51
Options outstanding as of December 31, 2022	322,038	$3.10	-	199.20	$12.58	6.7
Options vested and exercisable as of December 31, 2022	313,342	$3.10	-	199.20	$12.71	6.7

The intrinsic value of options outstanding, vested and exercisable as of December 31, 2022 was zero.

Restricted Stock

All restricted stock units granted under the 2015 Plan during the year ended December 31, 2022 were time-based restricted stock units as part of stock compensation for all employees and officers of the Company. Each granted stock unit awarded represents the right to receive Common Stock at the end of the vesting period equal to the number of restricted stock units granted and are subject to a risk of forfeiture if the award recipient is no longer employed by the Company for any reason prior to the lapse of the restriction.

A summary of restricted stock activity under the 2015 Plan for the years ended years ended December 31, 2022, 2021 and 2020 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2019	—	$—	$—	—
Granted	23,332	6.00	0.1
Vested	(16,666)	(6.00)	(0.1)
Expired	(6,666)	(6.00)	—
Restricted stock outstanding as of December 31, 2020	—	$—	$—	—
Granted	54,340	3.69	0.2
Vested	(54,340)	3.69	(0.2)
Restricted stock outstanding as of December 31, 2021	—	$—	$—	—
Granted	370,000	2.30	0.9
Vested	(145,500)	(2.35)	(0.1)
Forfeited	(59,000)	2.36	(0.1)
Restricted stock outstanding as of December 31, 2022	165,500	$2.23	$0.7	0.9

Ikaria Equity Incentive Plans for Periods Prior to February 12, 2014

Options

The Company has outstanding options that were assumed during its spin-out from Ikaria, Inc., or Ikaria. A summary of option activity under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plan for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Ikaria Equity Incentive Plans for Periods Prior to
	February 12, 2014
						Weighted
						Average
					Weighted	Remaining
		Range of			Average	Contractual
	Shares	Exercise Price			Exercise Price	Life (in years)
Options outstanding, vested and exercisable as of December 31, 2019	3,463	$116.55	-	268.80	$136.81	2.3
Forfeited	(892)	116.55	-	124.05	119.17
Expired	(63)	208.65			208.65
Options outstanding, vested and exercisable as of December 31, 2020	2,508	$116.55	-	223.65	$123.87	1.5
Forfeited	(503)	124.05	-	131.55	130.39
Expired	(907)	116.55			116.55
Options outstanding, vested and exercisable as of December 31, 2021	1,098	$124.05	-	223.65	$126.94	1.2
Forfeited	(234)	124.05	-	223.65	135.95
Options outstanding, vested and exercisable as of December 31, 2022	864	$124.05	-	131.55	$124.50	0.2

There were no options exercised during the years ended December 31, 2022, 2021 and 2020. The intrinsic value of options outstanding, vested and exercisable as of December 31, 2022 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020. The following disclosures include stock-based compensation expense recognized under the 2015 Plan and the 2014 Plan (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Research and development	$463	$309	$376
General and administrative	323	817	1,257
Total expense	$786	$1,126	$1,633

There were no stock-based compensation expenses recognized during the years ended December 31, 2022, 2021 and 2020 under the assumed Ikaria 2007 stock option plan and the assumed Ikaria 2010 long term incentive plans.

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

The Company’s tax rate for 2022 and 2021 are (10.9%) and (9.2%), respectively, due to the fact that it sold its New Jersey state Net Operating Losses and Credits and recognized the sale as a benefit. The Company expects to generate additional losses and currently has a full valuation allowance against its deferred tax assets.

The Company may be subject to certain limitations in its annual utilization of NOL carry forwards to off-set future taxable income (and of tax credit carry forwards to off-set future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
U.S. federal statutory rate	21%	21%	21%
State and local taxes, net of federal tax effect	(2.7)%	(1.9)%	(0.9)%
Research tax credits	7.1%	3.8%	4.5%
Valuation allowance	(20.0)%	67.9%	(22.8)%
Prior year adjustments	(3.0)%	(89.1)%	0.5%
Sale of NOLs and R&D tax credits	(10.9)%	(9.2)%	(7.9)%
Expenses associated with common stock warrant liability (a)	—%	0.6%	(0.3)%
Incentive stock options, non-deductible and permanent items	(2.4)%	(2.3)%	(2.0)%
	(10.9)%	(9.2)%	(7.9)%
(a)	Represents change in fair value and attributable issuance costs

Deferred taxes as of December 31, 2022 and 2021 reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.

Significant components of the deferred tax assets (liabilities) at December 31, 2022 are as follows (in thousands):

	December 31, 2022
	Assets	(Liabilities)
Net operating loss carryforwards	$41,192	$—
Research tax credit carryforwards	7,248	—
Property and equipment	26	—
Stock based compensation	184	—
Intangible assets	4,037	—
Lease liability	5	—
Capitalized Section 174 Costs	3,655	—
Accrued expenses	283	—
Subtotal	56,630	—
Valuation allowance	(56,630)	—
Total deferred tax assets (liabilities)	$—	$—
Net deferred tax assets	$—

Significant components of the deferred tax assets (liabilities) at December 31, 2021 are as follows (in thousands):

	December 31, 2021
	Assets	(Liabilities)
Net operating loss carryforwards	$40,591	$—
Research tax credit carryforwards	5,889	—
Property and equipment	17	—
Stock based compensation	660	—
Intangible assets	4,700	—
Lease liability	26
Accrued expenses	298	—
Subtotal	52,181	—
Valuation allowance	(52,181)	—
Total deferred tax assets (liabilities)	$—	$—
Net deferred tax assets	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, management believed that it was more likely than not that the deferred tax assets would not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. A valuation allowance release is recognized as an income tax benefit.

As of December 31, 2022, the Company has available net operating loss, or NOL, carry forwards for federal income tax reporting purposes of approximately $183.2 million and for state income tax reporting purposes of approximately $38.2 million, which expire at various dates between fiscal 2037 and 2040 for NOLs incurred for federal income tax prior to January 1, 2018. Losses incurred after this date have an indefinite life. The Company has sold $25.1 million of state NOLs and $0.2 million of research and development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in April 2022 for net proceeds of $2.2 million. The Company also sold an additional $16.4 million of state NOLs and $0.3 million of research and development credits under the State of New Jersey’s Technology business Tax Certificate Transfer Program for net proceeds of $1.7 million in June 2021. The Company plans to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval.

As of December 31, 2022 and 2021, the Company had no material uncertain tax positions.

(10)	Net Loss Per Share

	Twelve months ended December 31,
	2022	2021	2020
Net loss	$(19,831)	$(17,756)	$(24,728)
Weighted-average shares:
Basic	9,550,872	9,502,793	7,797,130
Diluted	9,550,872	9,502,793	7,797,130
Net (loss) income per share:
Basic	$(2.08)	$(1.87)	$(3.17)
Diluted	$(2.08)	$(1.87)	$(3.17)

For the year ended December 31, 2022, the total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.4 million, which included 0.3 million options to purchase shares, 0.2 million restricted stock units to acquire shares and 1.9 million warrants to purchase shares.

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

Contractual Obligations

The following is a summary of the Company’s contractual cash obligations as of December 31, 2022 (in thousands):

Operating Lease (1)
2023	$205
2024	—
Thereafter	—
Total	$205
(1)	Operating lease obligations include a lease agreement the Company entered into on August 6, 2015 for office space and a lease agreement the Company entered into on September 3, 2019 for laboratory space both in Warren, New Jersey.

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

(12)	Subsequent Events

License Agreement with Baylor Biosciences, Inc.

In January 2023, we entered into a license agreement (the “License Agreement”) with Baylor BioSciences, Inc. (“Baylor”), pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within mainland China, Taiwan, Hong Kong and Macau (collectively, “Greater China”) for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (fILD), as well as PAH, PH-Sarcoidosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, a license payment of $6 million, net of taxes and customary closing costs, is payable by Baylor within 90 days. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China.

Registered Direct Offering

On March 3, 2023, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”) (i) an aggregate of 718,474 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,781,526 shares of Common Stock. The Company closed the Offering on March 7, 2023 with the Shares sold to the purchaser at a price per share of $2.00 per share. The Pre-Funded Warrants were sold at an offering price of $1.99 per Pre-Funded Warrant, which represents the per share offering price for the Common Stock less a $0.01 per share exercise price for each such Pre-Funded Warrant. No underwriter or placement agent participated in the Offering and the proceeds from the Offering were approximately $5 million.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company.

The Offering was made pursuant to the Company’s shelf registration statement previously filed with the Securities and Exchange Commission (the “SEC”), originally filed on June 26, 2020 (File No. 333-239473), which the SEC declared effective on July 2, 2020, and a related prospectus supplement.

Completion of Sale under the State of New Jersey’s Technology Business Tax Certificate Transfer Program

During January 2023, the Company completed a subsequent sale of its NOLs and R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. The Company sold $19.7 million of state NOLs and $0.1 million of R&D credits for net proceeds of approximately $1.7 million.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act.

The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our company does not meet the accelerated or large accelerated filer definitions as of December 31, 2022. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”).

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 30, 2023.

Name	Age	Position
Peter Fernandes	68	Chief Executive Officer and Chief Regulatory, Safety & Quality Officer
Nicholas Laccona	34	Principal Financial and Accounting Officer and Secretary
Martin Dekker	50	Vice President of Engineering and Manufacturing
Parag Shah	46	Vice President of Business Operations
Bobae Kim	41	Vice President Regulatory Affairs and Quality Assurance
Naseem Amin, M.D.	61	Chairman of the Board of Directors
Scott P. Bruder, M.D., Ph.D.	61	Director
Mary Ann Cloyd	68	Director
Ted Wang	56	Director
Crispin Teufel	47	Director

Executive Officers

Peter Fernandes has served as our Chief Executive Officer since December 2022 having previously served as our Principal Executive Officer since November 2021 and as our Chief Regulatory, Safety & Quality Officer since May 2015. Prior to joining us, Mr. Fernandes was Vice President of Global Regulatory Affairs at Ikaria Inc., from October 2012 to May 2015, and in this capacity also led our regulatory group since its inception in February 2014. Previously, he led Regulatory Affairs and Quality Assurance for OptiNose, Inc. from October 2010 to September 2012, was Vice President US Drug Regulatory Affairs Respiratory and US DRA Respiratory Franchise Head for Novartis Pharmaceuticals from November 2007 to October 2010. He has also served as the Head of US Development Site and Vice President of Regulatory Affairs and Quality Assurance at Altana Pharma, a subsidiary of Nycomed Inc., and led the US Respiratory and GI Drug Regulatory Affairs group at Boehringer Ingelheim. Mr. Fernandes has over 30 years of experience leading cross functional global development teams covering respiratory and cardiovascular diseases with successful US and global submissions and approvals obtained for a number of well-known drugs e.g., Flomax, Spiriva, Omnaris. Mr. Fernandes also serves as Co-Chair of the Pulmonary Vascular Research Institute (PVRI) Innovative Drug Development Initiative that is instrumental in developing novel regulatory endpoints and clinical trial design for Pulmonary Hypertension (PH) in collaboration with academia, industry and regulators. Mr. Fernandes has an M. Pharm. from the Grant Medical College and a B. Pharm. from the K.M. K College of Pharmacy, both at the University of Bombay in India.

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

Bobae Kim, has served as our Vice President, Regulatory Affairs and Quality Assurance since September 2022. Ms. Kim joined as Senior Director of Regulatory Affairs and Quality Assurance in September 2016. Prior to joining us, Ms. Kim served as Chief Technology Officer for Iluminage Beauty Inc, a joint venture of Syneron Candela and Unilever Ventures that develops and manufactures medical devices. Ms. Kim was responsible for identifying new technology, leading the design and developing new products as well as responsible for the Company’s overall regulatory strategy including filing and obtaining regulatory approvals, maintaining their Quality Management System and the execution of their clinical development program to support safety, efficacy and usability. She holds a Regulatory Affairs Certificate (RAC) with Regulatory Affairs Professional Society since December 2017and is a Certified Clinical Research Associate (CCRA) with the Association of Clinical Research Professionals (ACRP) since April 2013. Ms. Kim received a Honors B.Sc. in Biochemistry from McMaster University, in Canada.

There are no family relationships among any of our executive officers.

Directors

Naseem Amin has served as the Chairman of our Board since May 2021, and has served as a member of our Board since June 2015. Dr. Amin has served as the Chief Executive Officer at GMP-Orphan since June 2017 and has served as the Chairman of Arix Bioscience plc, a global venture capital company focused on investing in life sciences, since April 2020. Dr. Amin had served as the Chief Scientific Officer of Smith and Nephew Plc until 2014. Previously, Dr. Amin was Senior Vice President, Business Development at Biogen Idec from 2005 to 2009 and was with Genzyme Corporation from 1999 to 2005, most recently as Head, International Business Development and where he has also led the clinical development of five currently marketed therapeutic products. Dr. Amin began his career at Baxter Healthcare Corporation, where he served as Director, Medical Marketing and Portfolio Strategy, Renal Division. Dr. Amin is a Venture Partner at Advent Life Sciences, serves as an Advisory Board member for Imperial College, Department of Biomedical Engineering, and serves as Chairman of OPEN-London, a non-profit organization focused on encouraging and mentoring South Asians from Pakistan who are interested in starting entrepreneurial companies. Dr. Amin received his medical degree from the Royal Free School of Medicine, London, and an MBA from the Kellogg Graduate School of Management, Northwestern University. We believe that Dr. Amin is qualified to serve on our Board because of his broad industry experience in the Biotech and Medical Device industry.

Scott Bruder has served as a member of our Board since May 2015. Dr. Bruder currently leads the Bruder Consulting & Venture Group with a global team that provides scientific, clinical, regulatory and development strategy services to medical device, regenerative medicine and biotechnology companies, investment banks, venture partners and private equity firms. Since 2011, Dr. Bruder has been an adjunct Professor of Biomedical Engineering at Case Western Reserve University, following 13 years as adjunct faculty in the Department of Orthopedic Surgery. Dr. Bruder currently serves on the Board of Directors of Kuros Biosciences AG, a Swiss Exchange listed biotechnology company, where he leads the R&D Committee. Previously, he was the Chairman of the Board of Spinal Elements, a privately held, leading provider of innovative medical devices used during spinal surgical procedures. Dr. Bruder served as the Chief Medical and Scientific Officer of Stryker Corporation from 2012 until 2014, and was the Chief Science and Technology Officer for Becton, Dickinson and Company from 2007 until 2012. Previously, Dr. Bruder held a number of senior executive and scientific roles at Johnson & Johnson, Anika Therapeutics and Osiris Therapeutics. Dr. Bruder is a magna cum laude graduate from Brown University with a Sc.B. in Biology, and a graduate of Case Western Reserve University School of Medicine, where he simultaneously earned an M.D. and a Ph.D. in stem cell biology. We believe that Dr. Bruder is qualified to serve on our Board because of his experience in medical devices, biotechnology, life sciences, and biomedical engineering.

Mary Ann Cloyd has served as a member of our Board since February 2016. Since April 2018 she has served on the board of NCMIC Group, Inc., a mutual insurance and financial services company based in Des Moines, Iowa. Since May 2019 she has served on the board of Fresh Del Monte Produce, Inc., a producer and distributor of prepared fruit and vegetables, juices, beverages and snacks, and since 2020 as a director of Ekso Bionics, Holdings, Inc., a publicly traded company focused on exoskeleton technology. From 1990 to 2015, Ms. Cloyd was a partner at PricewaterhouseCoopers LLP (“PwC”), where she served multinational corporate clients in a variety of industries, including the biotechnology and pharmaceutical industries. She was the Leader of the PwC Center for Board Governance from 2012 to 2015. Ms. Cloyd has also served on both PwC’s Global and U.S. Boards. On the U.S. Board, she chaired the Risk Management, Ethics & Compliance Committee and the Partner Admissions Committee, and on the Global Board, she served on the Risk and Operations Committee and the Clients Committee. Ms. Cloyd previously served on the Board of Trustees of the PwC Charitable Foundation, Inc., and she previously served as President of the Foundation. Ms. Cloyd is also on the Board of the Geffen Playhouse, where she serves as Vice Chair, the Caltech Associates and the Advisory Board of the UCLA Iris Cantor Women’s Center. Ms. Cloyd earned a bachelor of business administration from Baylor University, summa cum laude. We believe that Ms. Cloyd is qualified to serve on our Board because of her experience in finance, senior management and corporate governance.

Dr. Ted Wang has served as a member of our Board since November 2017. Dr. Wang has served as the Chief Investment Officer of Puissance Capital Management LP, of which he was a founder, since January 2015. Prior to that, Dr. Wang was a Partner of Goldman, Sachs & Co. (“Goldman”), which he joined in 1996 and with which he served in many leadership positions, mostly recently as Co-Head of U.S. Equities Trading and Global Co-Head of One Delta Trading and a member of the Goldman Sachs Risk Committee. Prior to joining Goldman, Dr. Wang co-founded Xeotron Corp., a company specializing in DNA biochips in Texas. Dr. Wang serves on the board of Ekso Bionics Holdings, Inc., Viewray, Inc. and Tracon Pharmaceuticals, Inc. Dr. Wang holds a Ph.D. in Physics from the University of Minnesota, an M.B.A. from the University of Texas, Austin, and a B.S. from Fudan University, China. We believe that Dr. Wang is qualified to serve on our Board because of his financial expertise and years of experience.

Crispin Teufel was appointed to our Board effective March 18, 2019. Since 2017, Mr. Teufel has served as the Chief Executive Officer of Lincare Holdings Inc., the leading national provider of respiratory services in the home, and as its Chief Financial Officer since 2013. Mr. Teufel serves on the board of directors of the German-American Chamber of Commerce and was elected as their chairman of the board in November 2020. Mr. Teufel holds an MBA in Economics from Ruhr University Bochum, Germany, is a Certified Public Accountant and is a German Tax Advisor under Germany’s Taxation and Ministry of Finance. We believe that Mr. Teufel is qualified to serve on our Board because of his managerial, financial and business experience.

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

Delinquent Section 16(a) Reports

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the “Delinquent Section 16(a) Reports” section of our 2023 Proxy Statement.

Item 11.          Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2023 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2023 Proxy Statement.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2023 Proxy Statement.

Item 14.          Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

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

Exclusive Cross-License, Technology Transfer and Regulatory Matters Agreement, dated February 9, 2014, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, as amended on March 27, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.10

Registration Rights Agreement, dated February 12, 2015, among the Registrant, New Mountain Partners II (AIV-A), L.P., New Mountain Partners II (AIV-B), L.P., Allegheny New Mountain Partners, L.P., New Mountain Affiliated Investors II, L.P., ARCH Venture Fund VI, L.P., Venrock Partners, L.P., Venrock Associates IV, L.P., Venrock Entrepreneurs Fund IV, L.P., Linde North America, Inc., 5AM Ventures LLC and Aravis Venture I L.P. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36845) filed with the SEC on March 31, 2015)

10.11

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.12

Form of Management Rights Letter between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201474) filed with the SEC on January 13, 2015)

10.13+

Offer Letter, dated April 20, 2015, between Peter Fernandes and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.14+

Offer Letter, dated December 8, 2014, between Martin Dekker and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on August 14, 2015)

10.15

Second Amendment to the Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC, dated July 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.16

Form of Amendment to Agreement Not to Compete, entered into by Ikaria Acquisition LLC and each of the Registrant, Bellerophon BCM LLC, Bellerophon Pulse Technologies LLC and Bellerophon Services,  Inc. dated July 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.17+

Offer Letter between Amy Edmonds and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36845) filed with the SEC on November 12, 2015)

10.18+

Form of Restricted Stock Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on December 4, 2015)

10.19

Second Amendment to Drug Clinical Supply Agreement and Third Amendment to Exclusive Cross-License, Technology Transfer, and Regulatory Matters Agreement, dated November 16, 2015, between Bellerophon Pulse Technologies LLC and INO Therapeutics LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 12, 2016)

10.20

Registration Rights Agreement, dated September 26, 2017, among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 27, 2017)

10.21

Form of Securities Purchase Agreement, dated as of March 30, 2020, by and among Bellerophon Therapeutics, Inc. and the Investors. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on March 30, 2020)

10.22

Advisory Agreement, by and between Bellerophon Therapeutics, Inc. and Angel Pond Capital LLC, dated May 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on May 20, 2020)

10.23

Subscription Agreement by and between Bellerophon Therapeutics, Inc. and Puissance Life Science Opportunities Fund VI, dated May 18, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8 K (File No. 001 36845) filed with the SEC on May 20, 2020)

10.24

Open Market Sale Agreement, dated July 17, 2020, by and between Bellerophon Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on July 17, 2020)

10.25+

Form of Restricted Stock Unit Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on January 28, 2022)

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

Date: March 31, 2023

BELLEROPHON THERAPEUTICS, INC.

By:	/s/ Peter Fernandes
Peter Fernandes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Fernandes	Chief Executive Officer	March 31, 2023
Peter Fernandes	(Principal Executive Officer)

/s/ Nicholas Laccona	Principal Financial & Accounting Officer and Secretary	March 31, 2023
Nicholas Laccona	(Principal Financial Officer and Principal Accounting Officer)

/s/ Naseem Amin	Chairman	March 31, 2023
Naseem Amin

/s/ Scott P. Bruder	Director	March 31, 2023
Scott P. Bruder

/s/ Mary Ann Cloyd	Director	March 31, 2023
Mary Ann Cloyd

/s/ Crispin Teufel	Director	March 31, 2023
Crispin Teufel

/s/ Ted Wang	Director	March 31, 2023
Ted Wang