Form 10-Q
period 2023-03-31
Bellerophon Therapeutics, Inc.
filed 2023-05-15
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36845

Bellerophon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3116175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Independence Boulevard, Suite 402

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2023:  10,449,834

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,172	$6,924
Restricted cash	405	405
Prepaid expenses and other current assets	194	234
Total current assets	15,771	7,563
Right of use assets, net	8	184
Property and equipment, net	1	2
Other non-current assets	186	186
Total assets	$15,966	$7,935
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,070	$1,230
Accrued research and development	2,858	2,655
Accrued expenses	1,428	1,313
Current portion of operating lease liabilities	8	203
Total liabilities	5,364	5,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 10,448,185 and 9,645,711 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	104	96
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	259,754	254,516
Accumulated deficit	(249,256)	(252,078)
Total stockholders' equity	10,602	2,534
Total liabilities and stockholders' equity	$15,966	$7,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Licensing revenue	$5,640	$—

Operating expenses:
Research and development	2,552	4,409
General and administrative	1,609	1,233
Total operating expenses	4,161	5,642
Income (loss) from operations	1,479	(5,642)
Interest income	66	1
Pre-tax income (loss)	1,545	(5,641)
Income tax benefit	1,277	—
Net income (loss) and comprehensive income (loss)	$2,822	$(5,641)
Weighted average shares outstanding:
Basic	10,358,111	9,545,451
Diluted	10,605,946	9,545,451
Net income (loss) per share:
Basic	$0.27	$(0.59)
Diluted	$0.27	$(0.59)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three months ended March 31, 2023:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	9,645,711	$96	$254,516	$(252,078)	$2,534
Net income	—	—	—	2,822	2,822
Direct offering of common stock	718,474	7	1,430	—	1,437
Direct offering of pre-funded warrants	—	—	3,545	—	3,545
Issuance of common stock, restricted stock vesting	84,000	1	(1)	—	—
Stock-based compensation	—	—	264	—	264
Balance at March 31, 2023	10,448,185	$104	$259,754	$(249,256)	$10,602

For the three months ended March 31, 2022:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	$21,619
Net loss	—	—	—	(5,641)	(5,641)
Stock-based compensation	—	—	192	—	192
Balance at March 31, 2022	9,545,451	$95	$253,963	$(237,888)	$16,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,822	$(5,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	21
Stock-based compensation	264	192
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	207
Accounts payable, accrued research and development, lease liabilities and other accrued expenses	139	485
Net cash provided by (used in) operating activities	3,266	(4,736)
Cash flows from financing activities:
Proceeds from issuance of common stock in Direct Offering	1,437	—
Proceeds from issuance of pre-funded warrants in Direct Offering	3,545	—
Net cash provided by financing activities	4,982	—

Net change in cash, cash equivalents and restricted cash	8,248	(4,736)
Cash, cash equivalents and restricted cash at beginning of period	7,329	25,139
Cash, cash equivalents and restricted cash at end of period	$15,577	$20,403

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

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its potential collaborative partners.
●	The expectation that the Company will experience operating losses for the next several years.
●	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters which could affect the commercial potential of the Company’s products or product candidates.
●	The risk that the Company will fail to obtain adequate financing to meet its future operational and capital needs post-top-line results, expected mid-year 2023, for which the Company may be required to significantly reduce or cease operations.
●	The risk that the Company will be unable to obtain adequate funds to alleviate the substantial doubt about its ability to continue as a going concern.
●	The risk that key personnel will leave the Company and/or that the Company will be unable to recruit and retain senior level officers to manage its business.
●	There are many uncertainties regarding the novel coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its clinical trials, employees and suppliers. While the pandemic did not materially affect the Company’s financial results and business operations in the three months ended March 31, 2023, the extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Further, should COVID-19 continue to spread, the Company’s business operations could be delayed or interrupted.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 for the Company are not necessarily indicative of the results expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of costs and expenses during the reporting period, including accrued research and development expenses, stock-based compensation, common stock warrant liabilities and income taxes. Actual results could differ from those estimates.

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

The Company does not recognize ROU assets or related lease liabilities for leases with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2023 and 2022 were de minimis.

(h) Revenue from Contracts with Customers

To date the Company’s only revenue has consisted of license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps:

(i) identify the contract(s) with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the Company satisfies a performance obligation.

If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Specifically, license revenue relates to license fees from the Company’s license agreement granting a customer with the right to use the Company’s intellectual property for development and commercialization activities within an authorized territory. The Company must first assess whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, the Company must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at a point in time when the license is provided. If the license is expected to substantively change, the revenue is recognized over the license period. The Company’s license agreement entered into during the three months ended March 31, 2023 was determined to be a right to use license and accordingly, the revenue was recognized at a point in time.

(i) New Accounting Pronouncements

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

The Company had unrestricted cash and cash equivalents of $15.2 million as of March 31, 2023. The Company’s existing cash and cash equivalents as of March 31, 2023, will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, management believes that the Company’s existing cash and cash equivalents as of March 31, 2022 are not sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity and debt financings, sales of state net operating losses (“NOLs”) and research and development (“R&D”) tax credits subject to program availability and approval, existing working capital and funding from potential future collaboration or licensing arrangements. To the extent that the Company raises additional capital through the future sale of equity or convertible debt, the ownership interest of its existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of its existing stockholders. If the Company raises additional funds through strategic partnerships in the future, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to it. If the Company is unable to raise additional funds through equity or debt financings when needed, or unable to sell its state NOLs and R&D credits, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

(4) Right of Use Assets and Leases

The Company historically maintained two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease was for a term of four years with an expiration date of March 31, 2023, with the Company’s right to extend the original term for one period of five years. During the three months ended March 31, 2023, the Company decided not to renew the lease associated with its corporate headquarters and decided to vacate the premises upon the expiration of the existing lease.

The laboratory lease is for a term of three years and nine months with an expiration date of April 30, 2023, with the Company’s right to extend the original term for one period of 90 days. During the three months ended March 31, 2023, the Company agreed to a short-term lease extension of the existing laboratory space through August 2023. The existing laboratory space is deemed to have adequate office space to meet the Company’s needs and will serve as the Company’s corporate headquarters. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities for leases with a lease term of twelve months or less on our consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three months ended March 31, 2023 and 2022 were de minimis.

Information related to the Company’s right-of-use asset and related lease liability were as follows ($ amounts in thousands):

	Three Months Ended
	March 31,
	2023		2022
Cash paid for operating lease liability	$197		$193
Operating lease expenses	$177		$177
Weighted average remaining lease term	0.1	years	1.0	years
Weighted average discount rate	4.57%		4.93%

Maturities of the lease liability as of March 31, 2023 were as follows:

2023	$8
Less imputed interest	—
Total operating lease liability	$8

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants to purchase shares of common stock to investors that were immediately exercisable with an original expiration date of 5 years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). Of the 2016 Warrants issued, 557,699 warrants were either previously exercised or expired unexercised, leaving 585,139 warrants outstanding as of March 31, 2023, all of which are equity classified. None of the 2016 Warrants were exercised during the three months ended March 31, 2023 or 2022.

On May 15, 2017, the Company issued, to an investor, warrants to purchase 66,666 shares of common stock that became exercisable commencing six months from their issuance with an expiration date five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued, to the placement agent, warrants to purchase 4,000 shares of common stock that were immediately exercisable with an expiration date five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of March 31, 2023 all of these warrants have expired, unexercised.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares of common stock that became exercisable commencing six months from their issuance with an expiration date five years from the initial exercise date (March 29, 2023) at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of March 31, 2023, all of these warrants expired, unexercised.

On March 3, 2023, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) an aggregate of 718,474 shares of common stock, $0.01 par value per share and (ii) 1,781,526 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of common stock. The Pre-Funded Warrants were sold at an offering price of $1.99 per Pre-Funded Warrant, which represents the per share offering price for the common stock less a $0.01 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company. The Pre-Funded Warrants cannot not require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the Pre-Funded Warrants are classified as a component of permanent equity.

The following table summarizes warrant activity for the three months ended March 31, 2023 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2022	1,881,789	—	$—
Expired	(1,296,650)	—	—
Issued	1,781,526	—	—
Warrants outstanding as of March 31, 2023	2,366,665	—	$—

The following table summarizes warrant activity for the three months ended March 31, 2022 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1
Change in fair value of common stock warrant liability recognized in consolidated statement of operations	—	—	—
Warrants outstanding as of March 31, 2022	1,881,789	70,666	$1

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

There were no liabilities measured at fair value as of March 31, 2023 or December 31, 2022.

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

There were no outstanding liability classified warrants as of March 31, 2023 and December 31, 2022.

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation. As of March 31, 2023, the Company had 65,834 shares available for grant with an aggregate of 1,479,652 shares of common stock authorized under the 2015 Plan.

As of March 31, 2023, there was approximately $0.9 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.5 years.

No tax benefit was recognized during the three months ended March 31, 2023 and 2022 related to stock-based compensation expense since the Company expects to incur and has incurred operating losses and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair values of options issued during the three months ended March 31, 2023 was $1.52. There were no options issued during the three months ended March 31, 2022. The following are the weighted average assumptions used in estimating the fair values of options issued during the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Valuation assumptions:
Risk-free rate	3.86%
Expected volatility	136.83%
Expected term (years)	6.0
Dividend yield	—

A summary of option activity under the 2015 and 2014 Plans for the three months ended March 31, 2023 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2022	322,038	$3.10	-	199.20	$12.58	6.7
Granted	516,000	1.52			1.52
Forfeited	(5,177)	4.06	-	180.00	23.40
Options outstanding as of March 31, 2023	832,861	$1.52	-	199.20	$5.66	8.6
Options vested and exercisable as of March 31, 2023	311,210	$1.52	-	199.20	$12.49	6.5

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2023 was $0.5 million.

Restricted Stock

All restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2023 were in relation to director compensation and vested in full by the three months ended March 31, 2023.

A summary of restricted stock activity under the 2015 Plan for the three months ended March 31, 2023 is presented below:

	Bellerophon 2015 Equity Incentive Plan
					Weighted Average
				Aggregate Grant	Remaining
			Weighted Average	Date Fair Value	Contractual
	Shares		Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2022	165,500		$2.23	$0.7	0.9
Granted	84,000		1.52	0.1
Vested	(86,500)	(1)	1.53	(0.1)
Forfeited	(15,000)		1.11	—
Restricted stock outstanding as of March 31, 2023	148,000		$2.35	$0.7	0.7

(1)	2,500 restricted stock units vested during the three months ended March 31, 2023, however, the common stock was subsequently issued in April 2023.

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the three months ended March 31, 2023, is presented below:

	Ikaria Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2022	864	$124.05	-	131.55	$124.50	0.2
Expired	(812)	124.05			124.05
Options outstanding as of March 31, 2023	52	$131.55			$131.55	0.1
Options vested and exercisable as of March 31, 2023	52	$131.55			$131.55	0.1

The intrinsic value of options outstanding, vested and exercisable as of March 31, 2023 was zero.

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$101	$113
General and administrative	163	79
Total expense	$264	$192

(8) Revenue

Licensing Revenue

The Company’s sources of revenue are detailed in Note 2, Summary of Significant Accounting Policies.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At contract inception, the Company assesses the goods or services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service that is distinct. When identifying individual performance obligations, the Company considers all goods or services promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s license agreement with Baylor BioSciences, Inc. (“Baylor”), requires the Company to grant the right of use of its intellectual property to Baylor within China, Hong Kong, Macau and Taiwan (collectively, the “Territory”), which represents a single performance obligation. The Company’s performance obligation with respect to the license agreement with Baylor is satisfied at a point in time, when Baylor was first able to use the license provided, which occurred during the three months ended March 31, 2023. Net cash receipts of $5.0 million, consisting of gross license fees of $6.0 million less VAT and withholding taxes of $1.0 million, were received in full as of March 31, 2023. The VAT expenses are accounted for as a pass-through expense similar to that of sales tax and the withholding taxes are accounted for as income tax expenses incurred by the Company during the three months ended March 31, 2023. The contract also contains a provision for future royalties based on Baylor’s future net sales and any related revenues earned by the Company are recognized at the time of Baylor’s sale.

(9) Income Taxes

Excluding the impact of the sale of the state net operating losses (“NOL”) and research and development tax credits during the three months ended March 31, 2023, the effective tax rate for each of the three months ended March 31, 2023 and 2022 was 38.8% and zero, respectively. The effective tax rate for the three months ended March 31, 2023 exceeded the federal statutory rate due to the impact of the $0.6 million paid to the Chinese tax authorities for required withholding taxes applicable under Chinese tax regulations. The $0.6 million payment of withholdings taxes are eligible for a credit under U.S. income tax regulations and as such are recorded as an income tax expense for the period. The effective tax rate for the three months ended March 31, 2022 was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

The Company’s estimated tax rate for 2023 excluding any benefits from any sales of net operating losses or research and development (“R&D”), tax credits is expected to be greater than zero because of the impact of the withholding taxes paid to the Chinese tax authorities described above, however, the Company expects to generate additional losses and currently has maintained a full valuation allowance. The valuation allowance is required until the Company has sufficient positive evidence of taxable income necessary to support realization of its deferred tax assets. In addition, the Company may be subject to certain limitations in its annual utilization of NOL carry forwards to offset future taxable income (and of tax credit carry forwards to offset future tax expense) pursuant to Section 382 of the Internal Revenue Code, which could result in tax attributes expiring unused.

Subject to state approval, the Company plans to sell NOLs and Research and Development credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in the future. The proceeds from such sales are recorded as income tax benefit when sales occur and proceeds are received.

During January 2023, the Company completed the sale of $19.7 million of state NOLs and $0.1 million of R&D tax credit under the State of New Jersey’s Business Tax Certificate Transfer Program for net proceeds of $1.7 million.

As of March 31, 2023, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(10) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, as applicable. Included in the calculation of the weighted average number of shares outstanding for the basic net income per share calculation for the three months ended March 31, 2023 is the 1,781,526 pre-funded warrants, as described in Note 5 – Common Stock Warrants and Warrant Liability, as they are issuable in exchange for a nominal cash consideration and are therefore treated as issued for basic net income per share purposes. Diluted net income (loss) per share is calculated by dividing net income (loss), adjusted to reflect the impact of dilutive warrants, by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2023 and 2022 (in thousands, expect per share amounts):

	Three months ended March 31,
	2023	2022
Net income (loss)	$2,822	$(5,641)
Weighted-average shares:
Basic	10,358,111	9,545,451
Effect of dilutive securities:
Options	168,844	—
Restricted Stock	78,991	—
Diluted	10,605,946	9,545,451
Net income (loss) per share:
Basic	$0.27	$(0.59)
Diluted	$0.27	$(0.59)

As of March 31, 2023, the Company had 220,930 options to purchase shares and 585,139 warrants to purchase shares outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During August 2017, we announced acceptance by the U.S. Food and Drug Administration (the “FDA”) of our Investigational New Drug (“IND”) application for our Phase 2b (“iNO-PF”) clinical trial using INOpulse therapy in a broad population of patients with pulmonary fibrosis, or PF, at both low and intermediate/high risk of PH. In January 2019, we announced top-line results from cohort 1 of our iNO-PF trial. The results suggested directional improvements in multiple clinically meaningful exploratory endpoints as measured by a wearable medical-grade activity monitor. In addition, these results suggested that iNO may have a favorable safety profile, supporting the continuation into cohort 2. In April 2019, we announced that we reached an agreement with the FDA on modifying the ongoing Phase 2b trial into a seamless Phase 2/3 trial, with cohort 3 serving as the pivotal study, as well as an agreement on the primary endpoint in cohort 3 of change in moderate to vigorous activity (“MVPA”) from baseline to month 4, measured by Actigraphy. Actigraphy (medical wearable continuous activity monitoring) has the potential to provide highly sensitive objective real-world physical activity data that we expect to correlate with clinically meaningful patient functional abilities and health outcomes. Actigraphy is currently being utilized as the primary endpoint in multiple late-stage clinical programs in various cardiopulmonary diseases such as heart failure and chronic obstructive pulmonary disease (“COPD”). In December 2019, we announced top-line results from cohort 2 of the iNO-PF trial. Cohort 2 of iNO-PF suggested directionally favorable and potentially clinically meaningful placebo corrected improvement in MVPA, in subjects treated with iNO45 (45 mcg/kg IBW/hr) versus placebo. The improvement in MVPA was underscored by benefits in overall activity, as well as multiple patient reported outcomes. In March 2020, we announced that in consultation with the FDA, we had finalized some of the key elements of our planned pivotal Phase 3 study for fILD, including the use of MVPA as the primary endpoint for approval, the patient population of pulmonary fibrosis subjects at risk of PH, as well as the dose of iNO45. In December 2020, we announced the first patient enrollment in this Phase 3 study called

REBUILD. In September 2022, the FDA informed us that it had no objection to our proposal to reduce the study size to 140 subjects which does not impact the trial’s principal objective or endpoints and maintains power of >90% (p-value <0.01) for the primary endpoint of MVPA based on the effect size observed in our Phase 2 study. The FDA did note that since our proposal to reduce the sample size was based on Phase 2b cohort 2 actigraphy data, there is always a concern that such sample size reduction may further limit the acquisition of information on other important clinical endpoints in the trial. The FDA agreement was based on its review of:

●	Analysis conducted on cohort 2 (Phase 2) data utilizing the statistical analysis methodology to be used in REBUILD, including bi-weekly analysis of MVPA data and mixed models for repeated measures (“MMRM”) assessment of the last half of the blinded treatment period, which showed the trial would be >90% powered for p<0.05 at 80 total patients and >90% powered for a p<0.01 at 114 patients based on the effect size determined from cohort 2;
●	Similar baseline MVPA distribution between cohort 2 and the first 80 randomized patients in REBUILD based on a blinded assessment; and
●	Independent Data Monitoring Committee unblinded safety review of the first 85 randomized patients in REBUILD indicating no safety concern with regards to reduction of REBUILD to 140 patients.

During January 2023, we completed enrollment of the REBUILD study with a total of 145 patients enrolled. In May 2023, the last subject completed blinded treatment in the REBUILD study. We expect to report pivotal top-line data results in mid-2023.

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

In 2018, we also initiated development of INOpulse for the treatment of PH associated with Sarcoidosis (“PH-Sarc”). Sarcoidosis is a multi-system disease which is characterized by the growth of granulomas (inflammatory cells) in one or more organs. The most frequent organs involved are the lungs and lymph nodes within the chest. Pulmonary hypertension may be present in as many as 74% of patients depending on the disease severity and how the pulmonary hypertension (PH) is defined. The presence of PH in sarcoidosis is associated with a poor prognosis. There are a number of different mechanisms linking PH with sarcoidosis. The primary treatment for sarcoidosis is corticosteroids; however, the outcome of this treatment on the PH is unclear. There is no approved therapy for PH associated with sarcoidosis. Various PAH treatments have been tried including iNO and IV prostacyclin with some clinical and functional improvement. The study was a Phase 2 open-label dose escalation design that utilized right heart catheterization to assess the acute hemodynamic effect of INOpulse from a dose of iNO 30 to iNO 125 in PH-Sarc subjects. In December 2021, we announced the completion of the acute dose escalation phase of the study and that the top-line results demonstrated that INOpulse provided clinically meaningful improvements in pulmonary vascular resistance. Supported by the results from this study, on June 21, 2022, we submitted to the FDA an exploratory Phase 2 double-blinded placebo-controlled study to investigate the safety and efficacy of inhaled nitric oxide/INOpulse dosed chronically for six months in patients with PH-Sarc. Subsequently, on July 28, 2022, we received an FDA letter indicating that the FDA completed its review of our study protocol, with a minor recommendation to include safety stopping rules. We have agreed to incorporate this recommendation into our periodic safety reviews. We are positioned to initiate this Phase 2 study and are currently assessing the next steps for the study.

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

In addition, other potential indications for our INOpulse platform include: chronic thromboembolic PH, or CTEPH and PH associated with pulmonary edema from high altitude sickness. However, we have not yet commenced any studies of the INOpulse platform with respect to such other indications.

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

License Agreement with Baylor BioSciences, Inc.

In January 2023, we entered into a License Agreement with Baylor, pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within Greater China for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (“fILD”), as well as PAH, PH-Sarcodosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, we received a license payment of $5 million, which was net of VAT and withholding taxes of approximately $1.0 million, from Baylor. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China.

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

Completion of Sale under the State of New Jersey’s Technology Business Tax Certificate Transfer Program

During January 2023, we completed a sale of our NOLs and R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. We sold $19.7 million of state NOLs and $0.1 million of R&D credits for net proceeds of approximately $1.7 million.

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

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps:

(i) identify the contract(s) with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) we satisfy a performance obligation.

If a contract is determined to be within the scope of ASC 606 at inception, we assess the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Specifically, license revenue relates to license fees from our license agreement granting a customer with the right to use our intellectual property for development and commercialization activities within an authorized territory. We must first assess whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, we must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at a point in time when the license is provided. If the license is expected to substantively change, the revenue is recognized over the license period. Our license agreement entered into during the three months ended March 31, 2023 was determined to be a right to use license and accordingly, the revenue was recognized at a point in time.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2023	2022	$ Change	% Change
Revenues:
Licensing revenue	$5,640	$—	$5,640	>100%

Research and development expenses:
fILD, PH-Sarc and PH-COPD	979	1,327	(348)	(26)%
Other clinical trials	—	1	(1)	(100)%
Drug and delivery system costs	14	799	(785)	(99)%
Clinical programs	993	2,127	(1,134)	(53)%
Research and development infrastructure	1,238	1,846	(608)	(33)%
INOpulse engineering	321	436	(115)	(26)%
Total research and development expenses	2,552	4,409	(1,857)	(42)%
General and administrative expenses	1,609	1,233	376	30%
Total operating expenses	4,161	5,642	(1,481)	(26)%
Income (loss) from operations	1,479	(5,642)	7,121	>100%
Interest income	66	1	65	>100%
Pre-tax income (loss)	1,545	(5,641)	7,186	(127)%
Income tax benefit	1,277	—	1,277	>100%
Net income (loss)	$2,822	$(5,641)	$8,463	>100%

Licensing Revenue. Total licensing revenue for the three months ended March 31, 2023 was $5.6 million which directly relates to the upfront payment received in relation to the licensing agreement with Baylor BioSciences, Inc. We did not have any revenue for the three month period March 31, 2022.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2023 were $4.2 million compared to $5.6 million for the three months ended March 31, 2022, a decrease of $1.4 million, or 26%. This decrease was primarily due to a decrease in clinical program expenditures attributable to the ongoing REBUILD trial partially offset by an increase in general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the three months ended March 31, 2023 were $2.6 million compared to $4.4 million for the three months ended March 31, 2022, a decrease of $1.8 million, or 42%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended March 31, 2023 were $1.0 million compared to $1.3 million for the three months ended March 31, 2022, a decrease of $0.3 million, or 26%. The decrease was primarily due to the completion of enrollment in January 2023 resulting in fewer patients in the active trial activities compared to the prior period during which there was an increase in expenditures to support patient enrollment activities related to the Phase 3 fILD trial.
●	Drug and delivery system costs for the three months ended March 31, 2023 were de minimis, compared to $0.8 million for the three months ended March 31, 2022, a decrease of $0.8 million, or 99%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease is directly attributable to the requisite lead times to source sufficient clinical materials and supplies to support the Phase 3 fILD trial.

●	Research and development infrastructure for the three months ended March 31, 2023 was $1.2 million compared to $1.8 million for the three months ended March 31, 2022, a decrease of $0.6 million, or 33%. The decrease was primarily due to a decrease in contractor costs associated with the Phase 3 clinical trial for fILD combined with a reduction in general labor and bonus costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 were $1.6 million compared to $1.2 million for the three months ended March 31, 2022, an increase of $0.4 million, or 30%. The increase was due to additional consulting costs for due diligence and legal efforts associated with the Baylor BioSciences, Inc. license transaction combined with an increase in stock-based compensation associated with equity issuances for Board of Directors’ compensation.

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

We had unrestricted cash and cash equivalents of $15.2 million as of March 31, 2023. Our existing cash and cash equivalents as of March 31, 2023 will be used primarily to fund the Phase 3 trial of INOpulse for fILD.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of March 31, 2023 are not sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Accordingly, substantial doubt about our ability to continue as a going concern exists.

We may continue to pursue potential sources of funding, including equity financing and previously were able to obtain funding from the sale of tax attributes during 2023 and 2022, including the sale of NOLs and R&D credits described below.

●	The Technology Business Tax Certificate Transfer Program enables qualified, unprofitable New Jersey based technology or biotechnology companies to sell a percentage of NOL and R&D tax credits to unrelated profitable corporations, subject to meeting certain eligibility criteria. We have sold $19.7 million of state NOLs and $0.1 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in January 2023 for net proceeds of $1.7 million. We have also sold an additional $25.1 million of state NOLs and $0.2 million of R&D credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for net proceeds of $2.2 million in April 2022. We plan to sell additional NOLs and R&D credits under the same program in the future subject to program availability and state approval. The proceeds from such sales are recorded as income tax benefit when sales occur or proceeds are received.
●	In January 2023, we entered into a license agreement (the “License Agreement”) with Baylor BioSciences, Inc. (“Baylor”), pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within mainland China, Taiwan, Hong Kong and Macau (collectively, “Greater China”) for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (fILD), as well as PAH, PH-Sarcoidosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, a license payment of $5 million, which was net of VAT and withholding taxes of approximately $1.0 million, was received in full from Baylor by March 31, 2023. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China.
●	On March 3, 2023, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”) (i) an aggregate of 718,474 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,781,526 shares of Common Stock. The Company closed the Offering on March 7, 2023 with the Shares sold to the purchaser at a price per share of $2.00 per share. The Pre-Funded Warrants were sold at an offering price of $1.99 per Pre-Funded Warrant, which represents the per share offering price for the Common Stock less a $0.01 per share exercise price for each such Pre-Funded Warrant. No underwriter or placement agent participated in the Offering and the proceeds from the Offering were approximately $5 million.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, sales of state NOLs and R&D credits subject to program availability and approval, existing working capital and funding from potential future collaboration or licensing arrangements. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences or rights such as anti-dilution rights that adversely affect the rights of our existing stockholders. If we raise additional funds through strategic partnerships in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or are unable to sell our state NOLs and R&D credits, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2023	2022
Operating activities	$3,266	$(4,736)
Financing activities	4,982	—
Net change in cash, cash equivalents and restricted cash	$8,248	$(4,736)

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the three months ended March 31, 2023 was $3.3 million, as compared to $4.7 million used in operating activities for the three months ended March 31, 2022. The change in cash used in operating activities was primarily due to the net income from the licensing revenue earned and reduction in operating expenses during the current period combined with the changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $5.0 million which was directly attributable to cash raised under the direct offering of common stock and pre-funded warrants during March 2023. There were no financing activities conducted during the three months ended March 31, 2022.

Contractual Obligations and Commitments

There were no material changes in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expense, stock-based compensation and common stock warrants. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2023, we modified our critical accounting policies to include disclosures related to revenues with customers recognized under ASC 606, which is described under the Management’s Discussion and Analysis of Financial Condition and Results of Operations herein this Form 10-Q. There were no other material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had unrestricted cash and cash equivalents of $15.2 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits. At times, our deposits held at financial institutions exceeds the $250,000 limit insured by the Federal Deposit Insurance Corporation (“FDIC”).

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Until we hire a permanent Principal Financial & Accounting Officer, our Chief Executive Officer will also be serving as our principal financial and accounting officer, which could have an adverse impact on our business.

Following the previously-announced resignation of our Principal Financial & Accounting Officer, Nicholas Laccona on April 19, 2023 (with transitional support through May 15, 2023), Peter Fernandes, our Chief Executive Officer, has assumed the role of our principal financial and accounting officer. As a result of this change, Mr. Fernandes has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business. Mr. Fernandes’s serving in a temporary dual capacity of Chief Executive Officer and principal financial and accounting officer may have a disruptive impact on our ability to implement our strategy and could adversely affect our business, internal controls, financial condition and results of operations. Our lack of a Principal Financial & Accounting Officer is likely to affect our internal control over financial reporting. Until we find and integrate a Principal Financial & Accounting Officer, we may be unable to successfully manage our business, and our results of operations, internal controls and financial condition could be adversely affected as a result. Leadership transitions can be inherently difficult to manage and may cause uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. We could be adversely affected if we fail to adequately plan for the succession of members of our management team should we have additional departures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8 K filed with the SEC on March 6, 2023).
10.1*	License Agreement, dated as of January 4, 2023, by and between Bellerophon Therapeutics, Inc. and Baylor BioSciences, Inc.
10.2

Subscription Agreement, dated as of March 3, 2023, by and among Bellerophon Therapeutics, Inc. and the purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the SEC on March 6, 2023).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (Formatted as Inline XBRL and contained in Exhibit 101)

* Schedules to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Peter Fernandes
Peter Fernandes Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)