Form 10-Q
period 2023-09-30
Bellerophon Therapeutics, Inc.
filed 2023-11-14
CIK 1600132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2023:  12,232,648

REFERENCES TO BELLEROPHON

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires references to the “Company,” “Bellerophon,” “we,” “us” and “our” refer to Bellerophon Therapeutics, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT

As previously announced, on October 12, 2023, following the conclusion of our review of strategic alternatives, our board of directors approved the dissolution and liquidation of Bellerophon Therapeutics, Inc., or the Dissolution, pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, which plan is subject to stockholder approval. We have called a special meeting of the stockholders to seek approval of the Plan of Dissolution and have filed a definitive proxy statement relating to the special meeting with the SEC.

Bellerophon Therapeutics, Inc., or the Company, cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans and expectations to our plan of liquidation and dissolution (the “Dissolution”);
●	our anticipated uses of cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us and the adequacy of such reserves to satisfy our obligations;
●	our ability to fund our planned operations for the next twelve months and our ability to continue to operate as a going concern;
●	the amount of proceeds that might be realized from the sale or other disposition of any of our remaining assets;
●	the timing and stockholder approval of our planned Dissolution;
●	the incurrence by the Company of expenses relating to the Dissolution;
●	the limitations on trading of our common stock prior to the Dissolution;
●	our ability to retain employees, consultants, advisors and other resources to carry out the Dissolution; and
●	our estimates regarding our results of operations, financial condition, liquidity and capital requirements.

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

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,382	$6,924
Restricted cash	108	405
Prepaid expenses and other current assets	489	234
Total current assets	4,979	7,563
Right of use assets, net	—	184
Property and equipment, net	—	2
Other non-current assets	—	186
Total assets	$4,979	$7,935
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$612	$1,230
Accrued research and development	336	2,655
Accrued expenses	308	1,313
Current portion of operating lease liabilities	—	203
Total current liabilities	1,256	5,401
Total liabilities	1,256	5,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized and 12,232,648 and 9,645,711 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	122	96
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	259,916	254,516
Accumulated deficit	(256,315)	(252,078)
Total stockholders' equity	3,723	2,534
Total liabilities and stockholders' equity	$4,979	$7,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Licensing revenue	$—	$—	$5,640	$—

Operating expenses:
Research and development	544	3,750	5,992	12,646
General and administrative	1,626	1,366	5,599	4,653
Total operating expenses	2,170	5,116	11,591	17,299
Loss from operations	(2,170)	(5,116)	(5,951)	(17,299)
Gain on sale of equipment	140	—	140	—
Interest and other income, net	109	47	297	67
Pre-tax loss	(1,921)	(5,069)	(5,514)	(17,232)
Income tax benefit	—	—	1,277	2,417
Net loss and comprehensive loss	$(1,921)	$(5,069)	$(4,237)	$(14,815)
Weighted average shares outstanding:
Basic	12,232,648	9,545,451	11,614,650	9,545,451
Diluted	12,232,648	9,545,451	11,614,650	9,545,451
Net loss per share:
Basic	$(0.16)	$(0.53)	$(0.36)	$(1.55)
Diluted	$(0.16)	$(0.53)	$(0.36)	$(1.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands except share data)

For the three and nine months ended September 30, 2023:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	12,232,648	$122	$259,895	$(254,394)	$5,623
Net loss	—	—	—	(1,921)	(1,921)
Stock-based compensation	—	—	21	—	21
Balance at September 30, 2023	12,232,648	$122	$259,916	$(256,315)	$3,723

Balance at December 31, 2022	9,645,711	$96	$254,516	$(252,078)	$2,534
Net loss	—	—	—	(4,237)	(4,237)
Direct offering of common stock	718,474	7	1,430	—	1,437
Direct offering of pre-funded warrants	—	—	3,545	—	3,545
Stock-based compensation	—	—	418	—	418
Exercise of pre-funded warrants	1,781,526	18	—	—	18
Exercise of stock options	1,288	—	10	—	10
Issuance of common stock, restricted stock vesting	86,500	1	(1)	—	—
Surrender of shares to the Company for the payment of tax withholding obligations	(851)	—	(2)	—	(2)
Balance at September 30, 2023	12,232,648	$122	$259,916	$(256,315)	$3,723

For the three and nine months ended September 30, 2022:

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	9,545,451	$95	$254,178	$(241,993)	$12,280
Net loss	—	—	—	(5,069)	(5,069)
Stock-based compensation	—	—	217	—	217
Balance at September 30, 2022	9,545,451	$95	$254,395	$(247,062)	$7,428

Balance at December 31, 2021	9,545,451	$95	$253,771	$(232,247)	$21,619
Net loss	—	—	—	(14,815)	(14,815)
Stock-based compensation	—	—	624	—	624
Balance at September 30, 2022	9,545,451	$95	$254,395	$(247,062)	$7,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,237)	$(14,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	61
Stock-based compensation	418	624
Gain on sale of equipment	(140)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(255)	282
Other non-current assets	186	—
Accounts payable, accrued research and development, lease liabilities and other accrued expenses	(3,961)	430
Net cash used in operating activities	(7,987)	(13,418)
Cash flows from investing activities:
Proceeds from sale of equipment	140	—
Net cash provided by investing activities	140	—
Cash flows from financing activities:
Proceeds from issuance of common stock in Direct Offering	1,437	—
Proceeds from exercise of pre-funded warrants in Direct Offering	3,545	—
Proceeds received from exercise of pre-funded warrants	18	—
Proceeds received from exercise of stock options	10	—
Tax withholding payments for stock compensation	(2)	—
Net cash provided by financing activities	5,008	—

Net change in cash, cash equivalents and restricted cash	(2,839)	(13,418)
Cash, cash equivalents and restricted cash at beginning of period	7,329	25,139
Cash, cash equivalents and restricted cash at end of period	$4,490	$11,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BELLEROPHON THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Organization and Nature of the Business

Until recently, Bellerophon Therapeutics, Inc., or the Company, was a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. The focus of the Company’s clinical program has historically been the development of its nitric oxide therapy for patients with pulmonary hypertension, or PH, using its proprietary delivery system, INOpulse®. The Company has three wholly-owned subsidiaries: Bellerophon BCM LLC, a Delaware limited liability company; Bellerophon Pulse Technologies LLC, a Delaware limited liability company; and Bellerophon Services, Inc., a Delaware corporation. On June 5, 2023, the Company announced top-line results from its Phase 3 REBUILD clinical trial evaluating the safety and efficacy of INOpulse® for the treatment of Interstitial Lung Disease. The trial did not meet its primary endpoint and the secondary endpoints demonstrated minimal difference between the two groups with none approaching statistical significance. Overall, INOpulse® was well-tolerated with no safety concerns, consistent with what had been observed in the prior Phase 2 studies. Based on these findings, the Company decided to terminate the REBUILD Phase 3 clinical study and withdraw patients from all of the Company’s ongoing INOpulse® development programs. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the termination of the clinical study, the Company approved a reduction-in-force of substantially all of the Company’s employees, including officers which was substantially completed by September 30, 2023. The Company’s Chief Executive Officer has agreed to remain employed by the Company until November 15, 2023 or such later date if extended by the Company in its discretion. On October 12, 2023, after completing a review of the strategic options available to the Company, the Company’s board of directors approved the plan of liquidation and dissolution of the Company (the “Plan of Dissolution”), subject to the approval of the Company’s stockholders. The Company intends to hold a special meeting of stockholders (the “Special Meeting”) on December 11, 2023 to seek stockholder approval of the Plan of Dissolution.

The Company recorded approximately $1.3 million in separation costs during the nine months ended September 30, 2023 as a component of general and administrative expenses.

The Company’s business is subject to significant risks and uncertainties, including but not limited to:

●	On July 19, 2023, the Nasdaq Listing Qualifications staff (“Staff”) notified the Company that, pursuant to Listing Rule 5101, it had determined to delist the Company’s shares of common stock as the Staff believed that the Company was a "public shell," and that the continued listing of its securities was no longer warranted. Additionally, the Staff informed the Company that it no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2), which served as an additional and separate basis for delisting. On July 26, 2023, the Company requested a hearing before the Panel, which was held on September 21, 2023. On October 2, 2023, the Panel provided an extension for continued listing on the Nasdaq Capital Market subject to certain conditions. On October 12, 2023, the Company notified the Panel that it will not be able to meet the conditions of the Panel’s decision. Accordingly, on October 12, 2023, the Staff notified the Company that it determined to delist the Company’s shares of common stock from the Nasdaq Capital Market and that trading in the Company’s shares was suspended at the open of trading on Monday October 16, 2023.

●	The outcome of the Company’s recent REBUILD Phase 3 clinical study and resulting impact on the Company’s access to capital indicate substantial doubt exists related to its ability to continue as a going concern.

●	On October 12, 2023, after completing a review of the strategic options available to the Company, the Company’s board of directors approved the Plan of Dissolution, subject to the approval of the Company’s stockholders. The Company intends to hold the Special Meeting on December 11, 2023 to seek stockholder approval of the Plan of Dissolution.

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

The Company is responsible for the unaudited condensed consolidated financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 for the Company are not necessarily indicative of the results expected for the full year.

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

(d) Common Stock Warrants

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company historically classified warrant liabilities on the consolidated balance sheet based on the warrants’ terms as long-term liabilities, which were revalued at each balance sheet date subsequent to the initial issuance. Changes in the fair value of the liability-classified warrants were historically reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.” The Company used the Black-Scholes-Merton pricing model to value the related warrant liability. There were no remaining liability-classified warrants as of September 30, 2023 and December 31, 2022.

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

The Company does not recognize ROU assets or related lease liabilities for leases with a lease term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in the Company’s consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2023 and 2022 were de minimis.

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

Specifically, license revenue relates to license fees from the Company’s license agreement granting a customer with the right to use the Company’s intellectual property for development and commercialization activities within an authorized territory. The Company must first assess whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, the Company must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at a point in time when the license is provided. If the license is expected to substantively change, the revenue is recognized over the license period. The Company’s license agreement entered into during the nine months ended September 30, 2023 was determined to be a right to use license and accordingly, the revenue was recognized at a point in time.

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

The Company had unrestricted cash and cash equivalents of $4.4 million as of September 30, 2023. The Company’s existing cash and cash equivalents as of September 30, 2023 will be used primarily to fund the termination of the Phase 3 trial of INOpulse for fILD and execute the Plan of Dissolution, as approved by the Company’s board of directors on October 12, 2023 and subject to the approval of the Company’s stockholders. The Company intends to hold the Special Meeting on December 11, 2023 to seek stockholder approval of the Plan of Dissolution.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current Plan of Dissolution substantial doubt about the Company’s ability to continue as a going concern exists.

(4) Right of Use Assets and Leases

The Company historically maintained two operating leases in Warren, NJ, one for the use of an office and research facility and a second for the use of a laboratory. The office and research facility lease was for a term of four years with an expiration date of March 31, 2023, with the Company’s right to extend the original term for one period of five years. During the nine months ended September 30, 2023, the Company decided not to renew the lease associated with its corporate headquarters and decided to vacate the premises upon the expiration of the existing lease.

The laboratory lease was for a term of three years and nine months with an expiration date of April 30, 2023. During the nine months ended September 30, 2023, the Company agreed to a short-term lease extension of the existing laboratory space through October 2023. Upon expiration of the lease, the Company vacated the premises and decided to operate remotely or in temporary flexible office workspace locations on demand as necessary. The remote and temporary flexible office workspace locations are deemed adequate to meet the Company’s needs. Operating lease expense is recognized on a straight-line basis over the respective lease term.

The Company does not recognize right of use assets or related lease liabilities for leases with a term of twelve months or less on its consolidated balance sheet. Short-term lease costs are recorded in our consolidated statements of operations in the period in which the obligation for those payments was incurred. Short-term lease costs for the three and nine months ended September 30, 2023 and 2022 were de minimis.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows ($ amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023		2022
Cash paid for operating lease liability	$—	$197	$205		$586
Operating lease expenses	$—	$177	$185		$532
Weighted average remaining lease term			—	years	0.5	years
Weighted average discount rate			—%		4.92%

There are no right-of-use assets or lease liabilities recognized as of September 30, 2023.

(5) Common Stock Warrants and Warrant Liability

On November 29, 2016, the Company issued 1,142,838 warrants to purchase shares of common stock to investors that were immediately exercisable with an original expiration date five years from issuance at an exercise price of $12.00 per share (the “2016 Warrants”). Of the 2016 Warrants issued, 557,699 warrants were either previously exercised or expired unexercised, leaving 585,139 warrants outstanding as of September 30, 2023, all of which are equity classified. None of the 2016 Warrants were exercised during the nine months ended September 30, 2023 or 2022.

On May 15, 2017, the Company issued, to an investor, warrants to purchase 66,666 shares of common stock that became exercisable commencing six months from their issuance with an expiration date five years from the initial exercise date at an exercise price of $22.50 per share. In addition, the Company issued, to the placement agent, warrants to purchase 4,000 shares of common stock that were immediately exercisable with an expiration date five years from issuance at an exercise price of $28.125 per share. As the warrants, under certain situations, could require cash settlement, the warrants were classified as liabilities and recorded at estimated fair value using a Black-Scholes-Merton pricing model. As of September 30, 2023, all of the warrants have expired, unexercised.

On September 29, 2017, the Company issued warrants to purchase 1,296,650 shares of common stock that became exercisable commencing six months from their issuance with an expiration date five years from the initial exercise date at an exercise price of $18.63 per share. As the warrants could not require cash settlement, the warrants were classified as equity. As of September 30, 2023, all of these warrants have expired, unexercised.

On March 3, 2023, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering (i) an aggregate of 718,474 shares of common stock, $0.01 par value per share and (ii) 1,781,526 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of common stock. The Pre-Funded Warrants were sold at an offering price of $1.99 per Pre-Funded Warrant, which represents the per share offering price for the common stock less a $0.01 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company. The Pre-Funded Warrants cannot not require cash settlement, are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, and do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. Additionally, the Pre-Funded Warrants do not provide any guarantee of value or return. Accordingly, the Pre-Funded Warrants were classified as a component of permanent equity. During the nine months ended September 30, 2023, all of the Pre-Funded Warrants were exercised.

The following table summarizes warrant activity for the nine months ended September 30, 2023 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2022	1,881,789	—	$—
Expired	(1,296,650)	—	—
Issued	1,781,526	—	—
Exercised	(1,781,526)	—	—
Warrants outstanding as of September 30, 2023	585,139	—	$—

The following table summarizes warrant activity for the nine months ended September 30, 2022 (fair value amount in thousands):

	Equity Classified	Liability Classified
	Warrants	Warrants	Estimated Fair Value
Warrants outstanding as of December 31, 2021	1,881,789	70,666	$1
Expired	—	(4,000)	—
Warrants outstanding as of September 30, 2022	1,881,789	66,666	$1

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

There were no liabilities measured at fair value as of September 30, 2023 or December 31, 2022.

There were no outstanding liability classified warrants as of September 30, 2023 and December 31, 2022.

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

During 2015, the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, which provides for the grant of options, restricted stock and other forms of equity compensation.  On June 7, 2023, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares authorized for the issuance of awards from 833,333 to 1,443,318 shares. As of September 30, 2023, the Company had 739,451 shares available for grant with an aggregate of 2,089,637 shares of common stock authorized under the 2015 Plan.

As of September 30, 2023, there was approximately $0.5 million of total unrecognized compensation expense related to unvested stock awards. This expense is expected to be recognized over a weighted-average period of 2.7 years.

No tax benefit was recognized during the three and nine months ended September 30, 2023 and 2022 related to stock-based compensation expense since the Company incurred operating losses and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Options

The weighted average grant-date fair value of options issued during the nine months ended September 30, 2023 was $1.22. There were no options issued during the nine months ended September 30, 2022. The following are the weighted average assumptions used in estimating the fair values of the options issued during the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Valuation assumptions:
Risk-free rate	3.86%
Expected volatility	147.39%
Expected term (years)	6.0
Dividend yield	—

A summary of option activity under the 2015 and 2014 Plans for the nine months ended September 30, 2023 is presented below:

	Bellerophon 2015 and 2014 Equity Incentive Plans
						Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2022	322,038	$3.10	-	199.20	$12.58	6.7
Granted	904,428	0.83	-	1.52	1.22
Exercised	(1,288)	7.35	-	7.50	7.47
Forfeited	(416,815)	0.83	-	10.12	1.67	—
Options outstanding as of September 30, 2023	808,363	$0.83	-	199.20	$5.51	8.1
Options vested and exercisable as of September 30, 2023	310,042	$0.83	-	199.20	$12.37	6.0

The intrinsic value of options outstanding, vested and exercisable as of September 30, 2023 was zero.

Restricted Stock

Compensation expense is measured based on the fair value of the restricted stock on the grant date and is recognized on a straight-line basis over the requisite service period. Restricted stock are forfeited if the employee ceases to be employed by the Company prior to vesting.

A summary of restricted stock activity under the 2015 Plan for the nine months ended September 30, 2023 is presented below:

	Bellerophon 2015 Equity Incentive Plan
				Weighted Average
			Aggregate Grant	Remaining
		Weighted Average	Date Fair Value	Contractual
	Shares	Fair Value	(in millions)	Life (in years)
Restricted stock outstanding as of December 31, 2022	165,500	$2.23	$0.4	0.9
Granted	131,578	1.27	0.2
Vested	(86,500)	1.53	(0.1)
Forfeited	(103,000)	2.16	(0.2)
Restricted stock outstanding as of September 30, 2023	107,578	$1.68	$0.2	0.2

Ikaria Equity Incentive Plans prior to February 12, 2014

Options

A summary of option activity under Ikaria equity incentive plans assumed in 2014 for the nine months ended September 30, 2023, is presented below:

Ikaria Equity Incentive Plans
Weighted Average
					Weighted	Remaining
		Range of			Average	Contractual
	Options	Exercise Price			Price	Life (in years)
Options outstanding as of December 31, 2022	864	$124.05	-	131.55	$124.50	0.2
Expired	(864)	124.05	-	131.55	124.50	—
Options outstanding as of September 30, 2023	—		$-		$—	—
Options vested and exercisable as of September 30, 2023	—		$-		$—	—

Stock-Based Compensation Expense, Net of Estimated Forfeitures

The following table summarizes the stock-based compensation expense by the unaudited condensed consolidated statement of operations line items for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$(26)	$134	$167	$380
General and administrative	47	83	251	244
Total expense	$21	$217	$418	$624

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

At contract inception, the Company assesses the goods or services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service that is distinct. When identifying individual performance obligations, the Company considers all goods or services promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s license agreement with Baylor BioSciences, Inc. (“Baylor”), requires the Company to grant the right of use of its intellectual property to Baylor within China, Hong Kong, Macau and Taiwan (collectively, the “Territory”), which represents a single performance obligation. The Company’s performance obligation with respect to the license agreement with Baylor is satisfied at a point in time, when Baylor was first able to use the license provided, which occurred during the nine months ended September 30, 2023. Net cash receipts of $5.0 million, consisting of gross license fees of $6.0 million less VAT and withholding taxes of $1.0 million, were received in full as of September 30, 2023. The VAT expenses are accounted for as a pass-through expense similar to that of sales tax and the withholding taxes are accounted for as income tax expenses incurred by the Company during the nine months ended September 30, 2023. The contract also contains a provision for future royalties based on Baylor’s future net sales and any related revenues earned by the Company are recognized at the time of Baylor’s sale.

(9) Income Taxes

Excluding the impact of the sale of state net operating losses (“NOL”) and research and development tax credits, the effective tax rate for the nine months ended September 30, 2023 and 2022 was (10.9%) and zero, respectively. The effective tax rate for the nine months ended September 30, 2023 was lower than the federal statutory rate due to the impact of the $0.6 million paid to the Chinese tax authorities for required withholding taxes applicable under Chinese tax regulations. The $0.6 million payment of withholdings taxes are eligible for a credit under the U.S. income tax regulations and as such are recorded as an income tax expense for the period. The effective tax rate for the nine months ended September 30, 2022 was lower than the federal statutory rate primarily due to the losses incurred and the full valuation allowance on deferred tax assets.

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

As of September 30, 2023, there were no material uncertain tax positions. There are no tax positions for which a material change in any unrecognized tax benefit liability is reasonably possible in the next 12 months.

(10) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, as applicable. Included in the calculation of the weighted average number of shares outstanding for the basic net loss per share calculation for the three and nine months ended September 30, 2023 are the 1,781,526 pre-funded warrants, as described in Note 5 – Common Stock Warrants and Warrant Liability, as they were issuable in exchange for a nominal cash consideration and are therefore treated as issued as of March 7, 2023, the grant date, through June 8, 2023, the exercise date, for basic net loss per share purposes. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding, adjusted to reflect potentially dilutive securities using the treasury stock method, except when the effect would be anti-dilutive.

The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, therefore diluted net loss per share is the same as the basic net loss per share.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2023 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(1,921)	$(5,069)	$(4,237)	$(14,815)
Weighted-average shares:
Basic	12,232,648	9,545,451	11,614,650	9,545,451
Effect of dilutive securities:
Options	—	—	—	—
Restricted Stock	—	—	—	—
Diluted	12,232,648	9,545,451	11,614,650	9,545,451
Net loss per share:
Basic	$(0.16)	$(0.53)	$(0.36)	$(1.55)
Diluted	$(0.16)	$(0.53)	$(0.36)	$(1.55)

As of September 30, 2023, the Company had 808,363 options to purchase shares, 585,139 warrants to purchase shares, and 107,578 restricted stock units outstanding that have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an anti-dilutive impact due to the loss reported.

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

Overview

The purpose of the following discussion and analysis is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are reasonably likely to impact our future performance.

As previously announced, on October 12, 2023, following the conclusion of our review of strategic alternatives, our board of directors approved the dissolution and liquidation of Bellerophon, or the Dissolution, pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, which plan is subject to stockholder approval. As such, the following discussion and analysis of our business, financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and should also take into account our recent announcement regarding our planned Dissolution. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, including risks associated with our planned Dissolution. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Business

Until recently, we were a clinical-stage therapeutics company focused on developing innovative products that address significant unmet medical needs in the treatment of cardiopulmonary diseases. Our focus had primarily been the development of our nitric oxide therapy for patients with or at risk of pulmonary hypertension, or PH, using our proprietary pulsatile nitric oxide delivery platform, INOpulse.

On June 5, 2023, we announced top-line results from our Phase 3 REBUILD clinical trial evaluating the safety and efficacy of INOpulse® for the treatment of Interstitial Lung Disease. The trial did not meet its primary endpoint and the secondary endpoints demonstrated minimal difference between the two groups with none approaching statistical significance. Overall, INOpulse® was well-tolerated with no safety concerns, consistent with what had been observed in the prior Phase 2 studies. Based on these findings, we decided to terminate the REBUILD Phase 3 clinical study and withdraw patients from all of our ongoing INOpulse® development programs. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In connection with the termination of the clinical study, we approved a reduction-in-force of substantially all of our employees, including officers which was substantially completed by September 30, 2023. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. Severance and termination-related costs of approximately $0.8 million were recorded in the second quarter of 2023, as a component of general and administrative expenses. Additional severance and termination-related costs of approximately $0.5 million were recorded in the three months ended September 30, 2023. Our Chief Executive Officer has agreed to remain employed by us until November 15, 2023 or such later date if extended by us in our discretion.

On July 19, 2023, the Nasdaq Listing Qualifications staff (“Staff”) notified us that, pursuant to Listing Rule 5101, it had determined to delist our shares of common stock as the Staff believed that we were a "public shell," and that the continued listing of our securities was no longer warranted. Additionally, the Staff informed us that we no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2), which served as an additional and separate basis for delisting. On July 26, 2023, we requested a hearing before the Panel, which was held on September 21, 2023. On October 2, 2023, the Panel provided an extension for continued listing on the Nasdaq Capital Market subject to certain conditions. On October 12, 2023, we notified the Panel that we would not be able to meet the conditions of the Panel’s decision. Accordingly, on October 12, 2023, the Staff notified us that it determined to delist our shares of common stock from the Nasdaq Capital Market and that trading in our shares was suspended at the open of trading on Monday October 16, 2023.

On October 12, 2023, after completing a review of the strategic options available to us, our board of directors approved the plan of liquidation and dissolution of our company (the “Plan of Dissolution”), subject to the approval of our stockholders. We have filed definitive proxy materials with the Securities and Exchange Commission and mailed such materials to our stockholders as of the October 30, 2023 record date to hold a special meeting of stockholders (the “Special Meeting”) on December 11, 2023 to seek approval of the Plan of Dissolution.

The Plan of Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Plan of Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to our stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements. The proxy materials that we filed with the SEC and mailed to our stockholders contain more important information regarding the proposed Plan of Dissolution.

Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If our stockholders approve the Dissolution, we will be authorized to cease operations, sell or otherwise dispose of its non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If our stockholders do not approve the Dissolution, our board of directors and management will continue to explore other strategic alternatives. Because our board of directors and management believe that they have exhausted all reasonable and viable strategic alternatives, it is possible that we would seek voluntary dissolution at a later time and potentially with diminished assets. In addition, we could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection.

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

License Agreement with Baylor BioSciences, Inc.

In January 2023, we entered into a License Agreement with Baylor BioSciences, Inc. (“Baylor”), pursuant to which Baylor received exclusive rights to develop and commercialize INOpulse within Greater China for diseases associated with pulmonary hypertension, including the lead indication of fibrotic interstitial lung disease (“fILD”), as well as PAH, PH-Sarcodosis, and PH-COPD, CTEPH and PH associated with pulmonary edema from high altitude sickness. Under the terms of the License Agreement, we received a license payment of $5 million, which was net of VAT and withholding taxes of approximately $1.0 million, from Baylor. Additionally, we are entitled to royalties of 5% on net sales by Baylor resulting from all of the licensed INOpulse indications within Greater China. Upon approval of the Plan of Dissolution and subsequent execution by the Company’s board of directors, the Company’s right to any such royalties under this agreement will terminate.

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

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to us. During the nine months ended September 30, 2023, all of the Pre-Funded Warrants were exercised.

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

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales.

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

Specifically, license revenue relates to license fees from our license agreement granting a customer with the right to use our intellectual property for development and commercialization activities within an authorized territory. We must first assess whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, we must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at a point in time when the license is provided. If the license is expected to substantively change, the revenue is recognized over the license period. Our license agreement with Baylor entered into during the nine months ended September 30, 2023 was determined to be a right to use license and accordingly, the revenue was recognized at a point in time.

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

General and Administrative Expenses

General and administrative expenses include salaries, severances and costs related to executive, finance, and administrative support functions, patent filing, patent prosecution, professional fees for legal, insurance, consulting, investor relations, human resources, information technology and auditing and tax services not otherwise included in research and development expenses.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2023	2022	$ Change	% Change
Revenues:
Licensing revenue	$—	$—	$—	—%

Research and development expenses:
fILD, PH-Sarc and PH-COPD	48	1,310	(1,262)	(96)%
Drug and delivery system costs	159	475	(316)	(67)%
Clinical programs	207	1,785	(1,578)	(88)%
Research and development infrastructure	335	1,560	(1,225)	(79)%
INOpulse engineering	2	405	(403)	(100)%
Total research and development expenses	544	3,750	(3,206)	(85)%
General and administrative expenses	1,626	1,366	260	19%
Total operating expenses	2,170	5,116	(2,946)	(58)%
Loss from operations	(2,170)	(5,116)	2,946	(58)%
Gain on sale of equipment	140	—	140	>100%
Interest income	109	47	62	132%
Pre-tax loss	(1,921)	(5,069)	3,148	(62)%
Income tax benefit	—	—	—	—%
Net loss	$(1,921)	$(5,069)	$3,148	(62)%

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2023 were $2.2 million compared to $5.1 million for the three months ended September 30, 2022, a decrease of $2.9 million, or 58%. This decrease was due to the decrease in research and development expenses partially offset by an increase in general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the three months ended September 30, 2023 were $0.5 million compared to $3.8 million for the three months ended September 30, 2022, a decrease of $3.2 million, or 85%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the three months ended September 30, 2023 were near zero compared to $1.3 million for the three months ended September 30, 2022, a decrease of $1.3 million, or 96%. The decrease is primarily due to the completion of the trial in June 2023 and subsequent close-out activities during the three months ended September 30, 2023 compared to ongoing trial activities during the three months ended September 30, 2022.

●	Drug and delivery system costs for the three months ended September 30, 2023 were $0.2 million, compared to $0.5 million for the three months ended September 30, 2022, a decrease of $0.3 million, or 67%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease is primarily attributable to the termination of the Phase 3 clinical trial for fILD and subsequent close-out expenses incurred during the three months ended September 30, 2023.

●	Research and development infrastructure costs for the three months ended September 30, 2023 were $0.3 million compared to $1.5 million for the three months ended September 30, 2022, a decrease of $1.2 million, or 79%. The decrease was primarily due to a decrease in contractor costs associated with the termination of the Phase 3 clinical trial for fILD and subsequent close-out activities during the three months ended September 30, 2023.

●	INOpulse engineering expenses for the three months ended September 30, 2023 were near zero compared to $0.4 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 100%. The decrease was primarily due to the termination of the Phase 3 clinical trial for fILD and the related reduction in force.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 were $1.6 million compared to $1.4 million for the three months ended September 30, 2022, an increase of $0.2 million, or 15%. The increase is due to the one-time separation benefits costs associated with the reduction-in-force partially offset by the reduction in rent expenses related to the vacated office space combined with additional reductions in legal and consulting costs in connection with the termination of the Phase 3 clinical trial for fILD during the three months ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2023	2022	$ Change	% Change
Revenues:
Licensing revenue	$5,640	$—	$5,640	>100%

Research and development expenses:
fILD, PH-Sarc and PH-COPD	2,189	3,822	(1,633)	(43)%
Other clinical trials	—	1	(1)	(100)%
Drug and delivery system costs	350	2,313	(1,963)	(85)%
Clinical programs	2,539	6,136	(3,597)	(59)%
Research and development infrastructure	2,759	5,215	(2,456)	(47)%
INOpulse engineering	694	1,295	(601)	(46)%
Total research and development expenses	5,992	12,646	(6,654)	(53)%
General and administrative expenses	5,599	4,653	946	20%
Total operating expenses	11,591	17,299	(5,708)	(33)%
Loss from operations	(5,951)	(17,299)	11,348	(66)%
Gain on sale of equipment	140	—	140	>100%
Interest income	297	67	230	343%
Pre-tax loss	(5,514)	(17,232)	11,718	(68)%
Income tax benefit	1,277	2,417	(1,140)	(47)%
Net loss	$(4,237)	$(14,815)	$10,578	(71)%

Licensing Revenue. Total licensing revenue for the nine months ended September 30, 2023 was $5.6 million which directly relates to the upfront payment received in relation to the licensing agreement with Baylor BioSciences, Inc. We did not earn any revenue during the nine months ended September 30, 2022.

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2023 were $11.6 million compared to $17.3 million for the nine months ended September 30, 2022, a decrease of $5.7 million, or 33%. This decrease was primarily due to a decrease in research and development expenses partially offset by an increase in general and administrative expenses.

Research and Development Expenses. Total research and development expenses for the nine months ended September 30, 2023 were $6.0 million compared to $12.6 million for the nine months ended September 30, 2022, a decrease of $6.7 million, or 53%. Total research and development expenses consisted of the following:

●	fILD, PH-Sarc and PH-COPD expenses for the nine months ended September 30, 2023 were $2.2 million, compared to $3.8 million for the nine months ended September 30, 2022, a decrease of $1.6 million, or 43%. The decrease is primarily due to the completion of the trial in June 2023 and subsequent close-out activities during the nine months ended September 30, 2023 compared to ongoing trial activities during the nine months ended September 30, 2022.

●	Drug and delivery system costs for the nine months ended September 30, 2023 were $0.4 million, compared to $2.3 million for the nine months ended September 30, 2022, a decrease of $2.0 million, or 85%. Drug and delivery system costs are recorded at the time of procurement from our suppliers. The decrease is primarily attributable to the termination of the Phase 3 clinical trial for fILD and subsequent close-out expenses incurred during the nine months ended September 30, 2023.
●	Research and development infrastructure costs for the nine months ended September 30, 2023 were $2.8 million compared to $5.2 million for the nine months ended September 30, 2022, a decrease of $2.4 million, or 47%. The decrease was primarily due to a decrease in contractor costs associated with the termination of the Phase 3 clinical trial for fILD and subsequent close-out activities during the nine months ended September 30, 2023.
●	INOpulse engineering expenses for the nine months ended September 30, 2023 were $0.7 million compared to $1.3 million for the nine months ended September 30, 2022, a decrease of $0.6 million, or 46%. The decrease was primarily due to the termination of the Phase 3 clinical trial for fILD and the related reduction in force.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2023 were $5.6 million compared to $4.7 million for the nine months ended September 30, 2022, an increase of $0.9 million, or 20%. The increase is due to the one-time separation benefits costs associated with the reduction-in-force combined with increases in legal and consulting costs associated with various SEC filings and costs associated with the termination of the Phase 3 clinical trial. These increases were partially offset by a reduction in rent expenses related to the vacated office space during the nine months ended September 30, 2023.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2023 was $1.3 million compared to $2.4 million during the nine months ended September 30, 2022, a decrease of $1.1 million, or 47%. The decrease was primarily related to fewer eligible net operating losses sold under the State of New Jersey’s Technology Business Tax Certifiate Transfer Program during the nine months ended September 30, 2023 combined with the one-time foreign taxes incurred related to the license transaction with Baylor BioSciences, Inc.

Liquidity and Capital Resources

In the course of our development activities, we have sustained operating losses and expect such losses to continue for the foreseeable future based on our current operations.

On June 5, 2023, we announced top-line results from our Phase 3 REBUILD clinical trial evaluating the safety and efficacy of INOpulse® for the treatment of Interstitial Lung Disease. The trial did not meet its primary endpoint and the secondary endpoints demonstrated minimal difference between the two groups with none approaching statistical significance. Based on these findings, we decided to terminate the REBUILD Phase 3 clinical study and withdraw patients from all of our ongoing INOpulse development programs. In connection with the termination of the clinical study, we approved a reduction-in-force of substantially all of our employees, including officers which was substantially completed by September 30, 2023. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. Severance and termination-related costs of approximately $0.8 million were recorded in the second quarter of 2023, as a component of general and administrative expenses. Additional severance and termination-related costs of approximately $0.5 million were recorded in the three months ended September 30, 2023. Our Chief Executive Officer has agreed to remain employed by us until November 15, 2023 or such later date if extended by us in our discretion.

We had unrestricted cash and cash equivalents of $4.4 million as of September 30, 2023. Our existing cash and cash equivalents as of September 30, 2023 will be used primarily to fund the termination of the Phase 3 trial of INOpulse for fILD and execute the Plan of Dissolution, as approved by our board of directors on October 12, 2023 and subject to the approval of our stockholders. We intend to hold a special meeting of stockholders (the “Special Meeting”) on December 11, 2023 to seek stockholder approval of the Plan of Dissolution.

We evaluated whether there are any remaining conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, we believe that our existing cash and cash equivalents as of September 30, 2023 will not be sufficient to satisfy our operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q. Accordingly, substantial doubt about our ability to continue as a going concern exists.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2023	2022
Operating activities	$(7,987)	$(13,418)
Investing activities	140	—
Financing activities	5,008	—
Net change in cash, cash equivalents and restricted cash	$(2,839)	$(13,418)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $8.0 million, as compared to $13.4 million for the nine months ended September 30, 2022. The change in cash used in operating activities was primarily due to a decrease in our operating expenses combined with the license revenue and changes in our operating assets and liabilities.

Net Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $0.1 million which was directly attributable to the proceeds received from the sale of miscellaneous office and lab equipment sold to third parties.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $5.0 million which was directly attributable to cash raised under the direct offering of common stock and pre-funded warrants in March 2023. There were no financing activities conducted during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had unrestricted cash and cash equivalents of $4.4 million, consisting primarily of demand deposits with U.S. banking institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the nature of our deposits and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our deposits.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

We cannot predict the timing of the distributions to stockholders.

Our current intention is that, if approved by our stockholders, a Certificate of Dissolution would be filed promptly after obtaining such approval; however, the decision of whether or not to proceed with the execution of the Dissolution, post-obtaining stockholders’ approval, will be made by our board of directors, or the Board, in its sole discretion. No further stockholder approval would be required to effect the Dissolution. However, if the Board determines that the Dissolution is not in our best interest or the best interest of our stockholders, the Board may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. Furthermore, we may be subject to potential liabilities relating to indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.

We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

We cannot predict with certainty the amount of distributions, if any, to our stockholders. However, based on the information currently available to us and if our stockholders approve the Dissolution, we estimate that the aggregate amount of cash that will be available for distribution to our stockholders in the Dissolution will be in the range between approximately $400,000 and $900,000 and the total amount distributed to stockholders will be in the range between approximately $0.03 and $0.07 per share of common stock. These estimates do not include cash that may be available for distribution from the proceeds from any sales or our remaining assets, including our intellectual property. Any such amounts may be paid in one or more distributions. Such distributions will not occur until after the Certificate of Dissolution is filed, and we cannot predict the timing or amount of any such distributions, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot assure you as to any amounts to be distributed to our stockholders if the Board proceeds with the Dissolution. If our stockholders do not approve the Dissolution, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith.

It is the current intent of the Board, assuming approval of the Dissolution, that any cash will first be used to pay our outstanding current liabilities and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors.

The Board will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distribution, if one is made. Stockholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all. To the extent funds are available for distribution to stockholders, the Board intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by the Delaware General Corporation Law (the “DGCL”), and intends to take all reasonable actions to optimize the distributable value to our stockholders.

If our stockholders do not approve the Dissolution proposal, we would not be able to continue our business operations which may lead us to ultimately seek bankruptcy protection.

On June 5, 2023, we issued a press release announcing top-line results from our pivotal Phase 3 REBUILD clinical trial evaluating the safety and efficacy of INOpulse® for the treatment of fILD. The trial did not meet its primary endpoint and the secondary endpoints demonstrated minimal difference between the two groups with none approaching statistical significance. Based on these findings, we decided to terminate the REBUILD Phase 3 clinical study and withdraw patients from all of our ongoing INOpulse development programs and disclosed our intention to explore a range of strategic alternatives to maximize stockholder value, including, but not limited to, a merger, a business combination, a sale of assets or other transaction or a liquidation and dissolution, which we disclosed in a Form 8-K filed on June 29, 2023. In connection with our plan to explore strategic alternatives, we also announced a reduction in force. After an extensive review of strategic alternatives, we have been unable to identify and enter into a viable transaction with a merger partner or purchaser of our company or our assets. If our stockholders do not approve the Dissolution proposal, the Board will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets or seeking bankruptcy protection (should our net assets decline to levels that would require such action). It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution and the Dissolution.

The Board may determine not to proceed with the Dissolution.

Even if the Dissolution proposal is approved by our stockholders, the Board may determine in its sole discretion not to proceed with the Dissolution. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Our stockholders may be liable to third parties for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims brought prior to or after the expiration of the Survival Period (as defined below) after we file the Certificate of Dissolution with the Secretary of State (or, if we choose the Safe Harbor Procedures, for claims brought prior to the expiration of the Survival Period), up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue or other meaningful sources of capital inflows.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may be required to continue to file Current Reports on Form 8-K or other reports to disclose material events, including those related to the Dissolution. Accordingly, we will continue to incur expenses that will reduce the amount available for distribution, including expenses of complying with public company reporting requirements and paying its service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
2.1

Plan of Liquidation and Dissolution of Bellerophon Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36845) filed with the SEC on October 13, 2023).

10.1*+	Separation Agreement, dated as of July 13, 2023, by and between Bellerophon Therapeutics, Inc. and Martin Dekker.
10.2*+	Separation Agreement, dated as of August 3, 2023, by and between Bellerophon Therapeutics, Inc. and Peter Fernandes.
10.3*+	Separation Agreement, dated as of August 3, 2023, by and between Bellerophon Therapeutics, Inc. and Parag Shah.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEROPHON THERAPEUTICS, INC.

Date: November 14, 2023	By:	/s/ Peter Fernandes
Peter Fernandes
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)